Form 10QSB
period 2005-10-31
RAZOR RESOURCES INC
filed 2006-01-04
CIK 1333614

U.S. Securities and Exchange Commisison

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No.

Razor Resources Inc.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 27581, 650 West 41st Ave., Vancouver, British Columbia, Canada, V5Z 4M4

---------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

604-267-0111

----------------------------------

(Registrant's telephone number, including area code)

-------------------------

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes [   ]  No [  x  ]

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of October 31, 2005 was 5,363,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Razor Resources Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

2

Part I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.

(A Nevada Corporation)

Balance Sheet

October 31, 2005

(With Comparative Figures at April 30, 2005)

(Expressed in US Dollars)

		October 31	April 30
		2005	2005
ASSETS		(Unaudited)	(Audited)

Current Assets
Cash		$ 804	$29,903

Total Assets		$ 804	$29,903

LIABILITIES

Current
Accounts payable and accrued liabilities		$ -	$ 2,800

Long Term Liability
Loan from Shareholder		$ 1,000	$ -

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock
Authorized:
70,000,000	common shares, par value $0.001 per share
Issued and fully paid:
5,363,000	common shares	5,363	5,363
Additional paid-in capital		35,937	35,937
Deficit accumulated during the development stage		(41,496)	(14,197)

		(196)	27,103

		$ 804	$ 29,903

Approved on Behalf of the Board

/s/ "Bing Wong", Director and Chief Executive Officer

See Accompanying Notes

RAZOR RESOURCES INC.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

				Inception Date
				Of
	Three Months		Six months	February 15
	Ended		ended	2002 to
	October 31		October 31,	April 30
	2005	2004	2005	2005
Revenues
Consulting Income	$ 5,000	$ -	$ 8,000	$ -

General and Administrative Expenses
Filing Fees	$ 750	$ 324	$ 915	$ 574
Auditing Fees	1,545	-	1,545	6,120
Professional Fees	16,626	-	28,626	-
Management fees	1,000	-	2,000	6,750
Facilities Costs	1,000	-	2,000	7,000
Registered Fees	-	-	-	150
Mineral Property Cost	-	-	-	250
Bank Service Charges	62	22	212	353
	20,984	346	35,299	14,197

Net loss for the period	$ (15,984)	$ (346)	$ (27,299)	$ (14,197)

Basic and diluted loss per share	$ (0.00)

Weighted average number of shares outstanding	5,363,000

See Accompany Notes

RAZOR RESOURCES

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

				Inception Date
				Of
	Three Months		Six months	February 15
	Ended		ended	2002 to
	October 31		October 31,	April 30
	2005	2004	2005	2005
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(15,984)	(346)	(27,299)	(41,496)
Changes in non-cash working capital items
Accounts Receivable	3,000	-	-	-
Accounts Payable and Accrued Liabilities	(1,400)	-	(2,800)	-
Cash used for operating activities	(14,384)	(346)	(30,099)	(41,496)

Investing Activities

Financing Activities
Capital Stock subscribed	-	800	-	41,300
Loan from Stockholder	1,000	-	1,000	1,000
Cash provided by financing activities	1,000	800	1,000	42,300

Cash increase (decrease) during the period	(13,384)	4554	(29,099)	804

Cash, beginning of period	14,188	482	29,903	-
Cash, end of period	804	937	804	804

See accompanying notes

RAZOR RESOURCES

Notes to Financial Statements

October 31, 2005

(UNAUDITED)

Note 1.            BUSINESS OPERATIONS

    Razor Resources Inc. was incorporated on February 26, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002. The fiscal year end of the Company is April 30.

   Going Concern

        These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $41,496 to October 31, 2005. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)    Basis of Presentation

    The accompanying financial statements for Razor Resources , Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP)

    (b)    Exploration Stage Company

    Razor Resources, Inc. is an exploration stage company as it does not have an established commercial deposit and is not in the production stage.

    (c)    Use of Estimates

    The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    (d)    Cash

    Cash consists of funds on deposit with the Company's Banker.

    (e)     Income Tax

    Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

    (f)    Compensated Abscenes

    Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It si impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation's policy is to recognize the costs of compensated absences when paid to employees.

    (g)     Net Profit per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded

    (h)    Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at April 30, 2002, 2003, 2004 and 2005 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

    (i)    Concentration of credit risk

    Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

    (j)    Mineral property acquisition costs and deferred exploration expenditure

    Mineral property acquisition costs are expensed. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, are expensed as incurred while the Company is in the exploration stage. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

            a. US GAAP requires that whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, the entity shall estimate the future cash flows     expected to result from the use of the asset and its eventual disposition. If the sum of the discounted future cash flows is less than the carrying amount of the asset, an impairment loss (difference between the carrying amount and fair value) should be recognized as a component of income from continuing operations before income taxes.

            b. Where properties are disposed of, the sales proceeds are, firstly, applied as a recovery of mineral property acquisition costs, and secondly, as a gain or loss recorded in current operations.

Note 3: Income Taxes

    The Company has losses that total $41,496 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at October 30, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

    The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at October 31, 2005 is a result of the following:

Deferred tax assets	$ 41,496
Valuation allowance	$ (41,496)
Net deferred tax assets	$ -

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarters ended October 31, 2005 and 2004 is as follows:

2005
Statutory federal income tax rate	-34.0%
Valuation allowance	34.0%
Effective Income Tax Rate	0.00%

NOTE 4: Financial Instruments

    The Company's financial instruments consist of cash and accounts payable and accrued. It is management's opinino that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

NOTE 5: Pension and Employment Liabilities

    The Company does not have liabilities as at April 30, 2005, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

NOTE 6: Purchase and Sale Agreement

    On April 11, 2005, the Company acquired, on an arms length basis, from Raymond Wei Min Xu, a 100% interest in a 1223 acre mineral claim referred to as "Mahatta", in the Nanaimo Mining Devision, southwest of Port Alice, British Columbia, Canada, with "Tenure" 510120 and the expiry date of April 3, 2006. The value is $250 and the consideration was 250,000 common shares, from treasury, at a price of $0.001 per share for total consideration of $250. The expiry date is the deadline for the claim renewal each year. Razor Resources must renew their Mahatta Property claim by April 3 of each year in order to maintain the claim. If the claim is not renewed by April 3, Razor would lose their claim on the property. According to the Mineral Tenure Act of British Columbia, a mineral claim may be held for one year and thereafter from year to year.  In order to maintain a mineral lease the holder of the lease must, on or before the anniversary date, spend CAN$100, or approximately $84 USD, each year per unit leased during the first three 1 year terms; and CAN$200, or approximately $168 USD, each year per unit for subsequent 1 year terms.  The required expenditure can be in the form of expenditures on exploration or can be in the form of a direct payment to the Province of British Columbia.  If in any year, the required exploration work expenditure is not completed and filed with the Province prior to the lease expiry date, or if a payment is not made to the Province of British Columbia in lieu of the required work prior to the lease expiry date, the mineral claims will lapse.  A maximum of ten years of work credit may be filed on a claim.

Razor's Mahatta Property is one mineral lease each consisting of 24 units.  The Mahatta lease expires on April 3, 2006.  The extension of the lease for another 1 year period therefore requires an expenditure of CAN$2400 or approxmiately $2016 USD for exploration work, plus a payment of a recording fee for each claim, or a direct payment of the same amount to the Province of British Columbia. After 3 years, the required expenditure will be CAN$4800 or $4032 USD for exploration work, plus a pyament of a recording fee for each claim, or a direct paymnet of the same amount to the Province of British Columbia.

The Tenure number is the number assigned by the British Columbia Government to the claim once it has been staked and recorded in the correct way to secure the mineral rights for the entity staking and recording the claim.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management of Razor Resources Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2005. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Razor Resources Inc. ("Razor") intends to be in the business of mineral property exploration. Razor is an exploration stage company engaged in the acquisition of mineral claims and exploration of our mineral property.  To date, we have not conducted any exploration on our sole mineral property asset known as the Mahatta property located southwest of Port Alice, British Columbia on Vancouver Island. On April 11, 2005, Razor acquired outright, a 100% interest in the property for a purchase price of $250 consisting of the issuance of 250,000 shares of Razor common stock at a deemed issuance price of $0.001 (based upon the par value of our common stock). Activities to date have consisted solely of the staking of mining claims. Razor did not engage in any other business activities since inception. Seeking out a suitable property was our only business activity since inception, culminating in the acquisition of the Mahatta property on April 11, 2005.

Results of Operations

The Company generated sales of $5,000 for the quarter ended October 31st, 2005 compared to no sales generated in the same quarter of fiscal 2004. Revenues for quarter ended October 31st, 2005 came from consulting services we provided to two local Vancouver firms. We believe that these consulting contracts are one-time earnings and we expect that these revenues will be non-recurring. Our primary business remains to be in mineral property exploration and we expect this to continue in the future.

The Company experienced general and administration expenses of $20,984 for the quarter ended October 31st, 2005. In the same period of 2004, the company experienced general and administration expenses of $346. The increase in general and administration expenses is attributed to the increase in fees related to establishing our company as a public reporting company in the United States. Fees and expenses that fall into this category are auditing fees and professional fees and facilities costs.

For the quarter ended October 31st, 2005, the company experienced a net loss of $15,984 compared to a net loss of $346 for the quarter ended June 30, 2004.

Liquidity and Capital Resources

During the three month period ended October 31st, 2005, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of October 31st, 2005, the Company has cash on hand in the amount of $804. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission.

(b)      Changes in Internal Controls.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1, 2, 3, 4 , and 5 are inapplicable.

Item 6: Exhibits

(a)   The following exhibits are filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

        32.1  Certification of Chief Financial  Officer and Chief Executive Officer of pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.   January ,

January 4, 2006	/s/ "Bing Wong"
Mr. Bing Wong, President
January 4, 2006	/s/ "Rong Xin Yang"
Mr. Rong Xin Yang, Principal Financial Officer