Form 10QSB
period 2006-01-31
RAZOR RESOURCES INC
filed 2006-03-03
CIK 1333614

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No.

Razor Resources Inc.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 27581, 650 West 41st Ave., Vancouver, British Columbia, Canada V5Z 4M4

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of January 31, 2006 was 5,363,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Razor Resources Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of December 31, 2005 (Unaudited)..................................................................................................................4

      Statement of Operations for three months ended December 31, 2005 (Unaudited)................................................................................................................................................................................................5

       Statement of Cash Flows for three months ended December 31, 2005 (Unaudited)................................................................................................................................................................................................6

2

Part I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.

(A Nevada Corporation)

Balance Sheet

January 31, 2006

(With Comparative Figures at April 30, 2005)

(Expressed in US Dollars)

	October 31	April 30
	2005	2005
	(Unaudited) Prepared by Management	(Audited)
ASSETS
Current Assets
Cash
	$ 662	$ 29,903
TOTAL CURRENT ASSETS	662	29,903
TOTAL ASSETS	$ 662	$ 29,903

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued
	$ -	$ 2,800
TOTAL CURRENT LIABILITIES	-	2,800
Long Term Liability
Loan From Shareholder	$ 1,000	-
LONG TERM LIABILITIES	$ 1,000	-

SHAREHOLDER'S EQUITY
Capital Stock
Authorized:
70,000,000 common shares at $0.001 par value
Issued and fully paid
5,363,000 common shares at par value	5,363	5,363
Additional paid in capital	35,937	35,937
Deficit, accumulated during the exploration stage	(41,638)	(14,197)
TOTAL STOCKHOLDERS' EQUITY	(338)	27,103
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$662	$29,903

Approved on Behalf of the Board
"Bing Wong" Director and Chief Executive Officer

See Accompanying Notes

RAZOR RESOURCES INC.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

				Inception
				Date of
	Three Months	Three Months	Nine Months	February 15,
	Ended	Ended	Ended	2002 to
	January 31	January 31	January 31	April 30
	2006	2005	2006	2005

Revenues
Consulting Income	-	-	$ 8,000	-

General and Administrative Expenses
Filing Fees	100	-	1,015	574
Auditing Fees	-	-	1,545	6,120
Professional Fees	-	-	28,626	-
Management Fees	-	-	2,000	6,750
Facilities Costs	-	-	2,000	-
Registered Fees	-	-	-	150
Mineral Property Costs	-	-	-	250
Bank Service Charges	43	19	225	353
	143	19	35,441	14,197

Net Profit (Loss) for the Period	(143)	(19)	(27,441)	(14,197)

See Accompany Notes

RAZOR RESOURCES INC.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

				Inception Date of
	Three Months	Three Months	Nine Months	February 15,
	Ended	Ended	Ended	2002 to
	January 31	January 31	January 31	January 31
	2006	2005	2006	2006
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) For the Period	(143)	(19)	(27,441)	(41,638)
Changes in non-cash working capital items

Accounts Receivable
	-	-	-	-
Accounts Payable and Accrued Liabilities	-	-	(2,800)	-
Cash used for operating activities	(143)	(19)	(30,241)	(41,638)

Investing Activities

Financing Activities
Capital Stock subscribed	-	5,000	-	41,300
Loan from Shareholder	-	-	1,000	1,000
Cash provided by financing activities	-	5,000	1,000	42,300

Cash increase (decrease) during the period	(143)	4,981	(29,241)	662
Cash, beginning of period	805	937	29,903	-

Cash, end of period	662	5,918	662	662

See accompanying notes

RAZOR RESOURCES INC.

Notes to Financial Statements

For the Three Months Ended January 31, 2006

(UNAUDITED)

Note 1.            ORGANIZATION AND NATURE OF BUSINESS

Razor Resources Inc. ("the Company") was incorporated on February 26, 2001 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date of the Company is February 15, 2002. The fiscal year end of the Company is April 30.

                        Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principals in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $41,638 to January 31, 2006. This factor creates substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)    Basis of presentation

            The accompanying financial statements of Razor Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP).

    (b)    Exploration stage company

              Razor Resources, Inc. is an exploration stage company as it does not have an established commercial deposit and is not in the production stage.

    (c)    Use of estimates

            The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    (d)    Cash

            Cash consists of funds on deposit with the company's banker.

    (e)    Income Taxes

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

     (f)    Net profit per share

             The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution the could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

    (g)     Disclosure about fair value of financial instruments

             The Company has financial instruments, none of which are held for trading proposes. The Company estimates that the fair value of all financial instruments at January 31, 2006 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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

    (h)    Concentration of credit risk

            Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash which is not collateralized.

     (i)    Mineral property acquisition costs and deferred exploration expenditures

            In April 2004, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force ("EITF") Issue No. 04-2, which amends Statement of Financial Accounting Standards ("SFAS") NO. 141 to the extent all mineral rights are to be considered tangible assets for accounting purposes. The accounting policy related to mineral has been revised as follows:

            Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold cost and exploration costs are capitalized and deferred until such time as the property is put into the production or the properties are disposed of either through sale or abandonment. These costs are evaluated at the end of each reporting period for indication of impairment. If put into production, the costs of acquisition and exploration will be depreciated over the life of the property, based on estimated economic reserves. Proceeds received from the sale in any interest in property will first be credited against the carrying value of the property, with any excess included in operation for the period. If a property is abandoned, the property and the deferred exploration costs will be written off to operations.

    (j)    Comprehensive income

            The Company has no items that represent other comprehensive income.

Note 3:           INCOME TAXES

                      The Company has losses that total $41,638 for income tax purposes that maybe carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at January 31, 2006 as it is reduced to nil by the valuation allowance, due to uncertainty of the application of losses. The income tax effect of temporary differences compromising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is a result of the following:

January 31, 2006
Deferred Tax Assets	$ 14,108
Valuation Allowance	$ 14,108
Net Deferred Tax Assets	$ 0

A reconciliation between the statutory income tax rate and the effective income rate of income tax expense for the years ended January 31, 2006 is as follows:

January 31, 2006
Statutory Federal Income Tax Rate	34%
Valuation Allowance	(34%)
Effective Income Tax Rate	0.0%

NOTE 4:         FINANCIAL INSTRUMENTS

                        The Company's financial instruments consist of cash and loan payable to director. It is managements opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

NOTE 5:         PENSION AND EMPLOYMENT LIABILITIES

                        The Company does not have liabilities as at January 31, 2006, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

NOTE 6:         PURCHASE AND SALE AGREEMENT

                        On April 11, 2005, the Company acquired, on arm's length basis, from Raymond Wei Min Xu, a 100% interest in a mineral claim referred to as "Mahatta", in the Nanaimo Mining Division, southwest of Port Alice, British Columbia, Canada, with "Tenure" 510120 and the expiry date of April 3, 2006. The value is $250 and the consideration was 250,000 common shares, from treasury, at a price of $ 0.001per share for total consideration of $250. This cost is to be capitalized in accordance with EITF 04-2, however, there is no present value and therefore impairment of this cost is charged to the statement of income.

NOTE 7:        RELATED PARTY TRANSACTIONS

                        Mr. Bing Wong, President, Director and Shareholder loaned the Company $1000.00 which bears no interest, is unsecured, and with no specific payment date.

NOTE 8:        RECENT ACCOUNTING PRONOUNCEMENTS

                        In December of 2004, FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets- An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principal that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion , however, included certain expectations to that principal. SFAS No. 153 amends Opinion No. 29 to eliminate the expectation for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2006. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Razor has not generated any revenues for the quarter ended January 31, 2006.

Operating expenses only include filing fees for the three month period ended January 31, 2006.

The Company experienced general and administration expenses of $143.00 for the quarter ended January 31st, 2006. In the same period of 2005, the Company experienced general and administrative expenses of only $19.00 . The increase in general and administration expenses this year is attributed to the increase in fees paid filing services.

For the quarter ended January 31st, 2006, the company experienced a net loss of $143.00.

Liquidity and Capital Resources

During the three month period ended January 31st, 2006, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of January 31st, 2006, the Company has cash on hand in the amount of $662.00. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe that we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any agreements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. March 1, 2006

March 1, 2006	/s/ "Bong Wong"
Mr. Bing Wong, President
March 1, 2006	/s/ "Rong Xin Yang"
Mr. Rong Xin Yang, Principal Financial Officer