Form 10KSB
period 2006-04-30
RAZOR RESOURCES INC
filed 2006-07-28
CIK 1333614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended April 30th, 2006

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 333 - 126801

Razor Resources Inc.

----------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

P.O. BOX 27581, 650 W.41st Avenue, Vancouver B.C. V5Z 4M4

----------------------------------------------------------

(Address of principal executive office)

604-267-0111

----------------------------------

(Issuer's telephone number)

N/A

-----------------

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [ x ]	No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB	[ ]
Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act)	Yes [ ]	No [ x ]

State issuer's revenues for its most recent fiscal year - $8,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference as of April 30, 2006 is $23,630.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of April 30th, 2006, there are 5,363,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No[ x ]

RAZOR RESOURCES INC.

FORM 10-KSB

For the Fiscal Year ended April 30, 2006

Table of Contents

Part I

        Item 1.        Description of Business

        Item 2.        Description of Property

        Item 3.        Legal Proceedings

        Item 4.        Submission of Matters to a vote of Security Holders

Part II

        Item 5.        Market for Common Equity and Related Stockholder Matters

        Item 6.        Management's Discussion and Analysis or Plan of Operation

        Item 7.        Financial Statement

        Item 8.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Item 8A.     Controls and Procedures

        Item 8B.     Other Information

Part III

        Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Ac

        Item 10.      Executive Compensation

        Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 12.      Certain Relationships and Related Transactions

        Item 13.      Exhibits

        Item 14.      Principal Accountants Fees and Services

        Signatures

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF SIMULATIONS PLUS, INC., A CALIFORNIA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1.    Description of Business

We were incorporated on February 26, 2002 under the laws of the state of Nevada, in order to be in the business of mineral property exploration. Razor Resources Inc. ("Razor") is an exploration stage company engaged in the acquisition of mineral claims and exploration of our mineral claim property. To date, we have not conducted any exploration on our sole mineral property asset known as the Mahatta property located southwest of Port Alice, British Columbia on Vancouver Island. On April 11, 2005, Razor required outright, a 100% interest in the property for a purchase price of $250 consisting of the issuance of 250,000 shares of Razor common stock at a deemed issuance price of $0.001 (based upon the par value of our common stock). Activities to date have consisted solely of the staking of mining claims. Razor did not engage in any other business activities since inception. Seeking out a suitable property was our only business activity since inception, culminating in the acquisition of the Mahatta property on April 11, 2005.

We have not yet developed our mining property in to a producing mine, nor have we earned revenue from our sole property. Our property does not contain a known commercially viable deposit suitable for mining. There is no assurance that any commercially viable mineral deposits exist on our property. Exploration will be required before a final evaluation as to the economic feasibility is determined. Our plan of operations is to conduct mineral exploration activities on the Mahatta mineral claim in order to assess whether this claim possess commercially viable mineral deposits.  Our exploration program is designed to explore for economically viable mineral deposits, specifically gold and/or copper.

Our plan of operation is to conduct exploration work on the Mahatta property in order to ascertain whether it possesses economic quantities of gold and or copper. Due to our limited capital and corporate resources we plan to concentrate our exploration efforts on the Mahatta property. At this time we have no further plans beyond exploring the potential of the Mahatta property. There can be no assurance that economic mineral deposits or reserves exist on the Mahatta property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

We must explore for and find mineralized material and determine if it is economically feasible to remove the mineral reserves.  Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.  We do not claim to have any minerals or reserves whatsoever at this time on our only property.

We have had net losses for each of the years ended April 30, 2002 and 2003, 2004, and 2005, and 2006. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

Even if we complete our proposed exploration programs on the Mahatta property and they are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit. At this stage, it would be impossible for us to determine with any degree of certainty an estimate for the future costs of exploration required to determine the potential for an economic mineral deposit. Firstly we must conduct our three phase exploration program in order to determine if our Mahatta property will even warrant the further drilling and engineering studies required to determine any possible commercial viability. In is crucial to be clear that our currently planned three phase exploration program is an early stage preliminary investigation to discover any mineralization on our Mahatta property.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be advances from related parties and joint venture or sale of a partial interest in the Mahatta Property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the Mahatta claim. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claims containing economic mineralization or reserves is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Mahatta property does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Item 2:    Description of Property

The Company's headquarters and executive offices are located at PO BOX 27581, 650 - 41st Avenue West, Vancouver, British Columbia, Canada V5Z 4M4. Our telephone number is (604)267-0111.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Razor Resources Inc., or against any of our officers or directors as a result of their involvement with the Company.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended April 30, 2006.

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is currently no publicly trading market for our common stock.

There are no outstanding options or warrants or convertible securities to purchase our common equity

All of the 5,363,000 common shares outstanding are eligible for sale through the use of Rule 144 under the Securities Act.

As of April 30, 2006, the approximate number of holders of Common Stock of the Company is 36.

Since our inception date, our boards of directors have not declared any dividend payments to the shareholders. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as our board of directors may consider to be relevant.

The company has never issued securities for any equity compensation plan.

Item 6:     Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Razor Resources Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Overview

We were incorporated on February 26, 2002, in order to be in the business of mineral property exploration. Razor Resources Inc. is an exploration stage company engaged in the acquisition of mineral claims and exploration of our mineral claim property. To date, we have not conducted any exploration on our sole mineral property asset known as the Mahatta property located southwest of Port Alice, British Columbia on Vancouver Island.

Results of Operations

Revenues

Revenues for the fiscal period ended April 30, 2006 were $8,000, compared to $0.00 for the fiscal period ended April 30, 2005. The increase in revenues can be attributed to consulting fees that are one-time fee. We do not expect these revenues to be recurring in the future.

General & Administrative Expenses

General and administrative expenses totaled $55, 512 for the fiscal period ended April 30, 2006. This is compared to general and administrative expenses totaling $8,547 for the fiscal period ended April 30, 2005. This increase in general and administrative expenses is largely attributed to fees paid for professional services rendered related to registering the Company's common stock for public sale..

We experienced a net loss of $47,512 for the fiscal period ended April 30, 2006 compared to a net loss of $8,547 for the fiscal period ended April 30, 2005.

Liquidity and Capital Resources

As of April 30, 2006, the Company had cash of $1,541. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 7:    Financial Statements

The consolidated financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

Item 8:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Moen & Company for the period ended April 30, 2006 and fiscal year ended 2006. There have been no changes in or disagreements with Moen & Company, Chartered Accountants on accounting and financial disclosure matters at any time.

Item 8A: Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B: Other Information

None

Item 9:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Bing Wong	71	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director
Rong Xin Yang	35	Financial Officer, Secretary, and Director
Drew Simpson	55	Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Mr. Bing Wong has been our president, principal executive officer, principal financial officer, principal accounting officer, treasurer and a director since our inception on February 26, 2002. Mr. Wong has been a self-employed businessman since 1952, with widely diversified operating experience from real estate development, grocery stores, hotels, liquor stores, and the restaurant industry. Mr. Wong currently serves as an officer and director in the following private companies:

  Beta Enterprises Ltd.
  Bing's Enterprises Ltd.
  Wong Bros. Construction Co. Ltd.
  Versailles Steak and Lobster House (1983) Ltd.

Mr. Rong Xin Yang has acted as our principal financial officer, secretary and a director since our incorporation February 26, 2002. He graduated from the University of WLLY in 1991 with a Bachelor of Computer Science. Since 1991, he has worked in computer systems service positions in a diverse range of industries including high-technology and fashion. Then in May of 1998 he founded Sunnywell Technology Inc. and continues to act as the president and owner of Sunnywell.

Mr. Drew Simpson has acted as a director since our incorporation February 26, 2002. Mr. Simpson has been working as a consultant within the gold mining industry since 1996. He has wide ranging practical field experience, from gold extraction, recover, and storage to mine site management and camp setup. Mr. Simpson is currently working as a consultant to two companies in the gold mining industry:

  Coast Explorations Ltd. - 1996 to present
  Mirador Mining Ltd. - 1997 to present

Mr. Simpson has consulted with Coast Explorations in developing and managing their alluvial extraction Atlin, BC property. He also works with Mirador Mining on their alluvial extraction gold property located in Zimbabwe.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee is that our officers and directors devote time to projects that do not involve us.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

 Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending April 30, 2006, Form 3 reports were not timely filed by Bing Wong, the Company's President,  and Director, Rong Xin Yang, the Company's CEO, and Drew Simpson the Company's Director.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

Item 10:    Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the four most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Bing Wong	2006	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Rong Xin Yang	2006	0	0	0	0	0	0	0
Financial Officer, Secretary, and Director	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Drew Simpson	2006	0	0	0	0	0	0	0
Director	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

[1]     All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at P.O. BOX 27581, 650 W.41st Avenue, Vancouver British Columbia V5Z 4M4.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Bing Wong	2,500,000	President, Principal Executive Officer, Principal , Principal Accounting Officer, Treasurer, Secretary, and Director	46.62%
Rong Xin Yang	501,000	Financial Officer, Secretary, and Director	9.32%
Drew Simpson	500,000	Director	9.32%
Raymond Wei Ming Xu	271,000		5.05%
All officers and directors as a Group (4 persons)			70.33%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 2,500,000 shares of common stock to Bing Wong, our president and a member of the board of directors in February 2002, in consideration of $2,500.

We issued 501,000 shares of common stock to Rong Xin Yang, one of our financial officer in February 2002, in consideration of $500.

We issued 500,000 shares of common stock to Drew Simpson, one of our directors in May 2002, in consideration of $500.

We issued 271,000 shares of common stock to Raymond Wei Ming Xu in July 2003, in consideration of $2,100 and the Mahatta Lease agreement.

Item 13: Exhibits

Exhibit No.                              Description

3.1*                                         Articles of Incorporation of the Company (incorporated by refernce to the Form 10-SB filed with the Securities and Exchange Commission on July 22, 2005)

3.2*                                         Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on July 22, 2005)

10.1*                                       Property Purchase Agreement (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on July 22, 2005)

14                                            Code of Ethics

31                                            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2005 - $8,695           Moen & Company, Chartered Accountants

2004 - $2,800            Moen & Company, Chartered Accountants

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2005 - $0                     Moen & Company, Chartered Accountants

2004 - $0                     Moen & Company, Chartered Accountants

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005 - $0                     Moen & Company, Chartered Accountants

2004 - $0                     Moen & Company, Chartered Accountants

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005 - $0                     Moen & Company, Chartered Accountants

2004 - $0                      Moen & Company, Chartered Accountants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of July, 2006

Razor Resources Inc.

(Registrant)

By: /s/ Bing Wong

Bing Wong

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Bing Wong	President, CEO, Secretary, Treasurer and Director
Bing Wong

/s/ Rong Xin Yang	CFO, Secretary, and Director
Rong Xin Yang

/s/ Drew Simpson	Director
Drew Simpson

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet for the years ended April 30, 2005 and 2005                                            F-2

Statement of Operations for the years ended April 30, 2006 and 2005                             F-3

Statement of Cash Flows for the years ended April 30, 2006 and 2005                            F-4

Statement of Shareholder's Equity                                                                                    F-5

Notes to Financial Statement                                                                                            F-6

MOEN AND COMPANY

CHARTERED ACCOUNTANTS

Member:
Canadian Institute of Chartered Accountants	Securities Commission Building
Institute of Chartered Accountants of British Columbia	PO Box 10129, Pacific Centre
Institute of Management Accountants (USA)(From 1965)	Suite 1400 - 701 West Georgia Street
Vancouver, British Columbia
Registered With:	Canada V7Y 1C6

Public Company Accounting Oversight Board (USA) (PCAOB)	Telephone: (604) 662-8899
Canadian Public Accountability Board (CPAB)	Fax: (604) 662-8809
Canada - British Columbia Public Practice Licence	Email: moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Razor Resources Inc. (A Nevada Corporation)

We have audited the accompanying balance sheet of Razor Resources Inc. (A Nevada Corporation) as of April 30, 2006, and the related statements of operations, retained earnings, cash flows and changes in stockholders' equity for the year ended April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Razor Resources Inc. (A Nevada Corporation) as of April 30, 2006, and the results of its operations and its cash flows for the year ended April 30, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, British Columbia, Canada	/s/ "Moen and Company"
Chartered Accountants

Razor Resources Inc.

(A Nevada Corporation)

Balance Sheets

(Expressed in US dollars)

	April 30, 2006 ($)	April 30, 2005 ($)
ASSETS
Current Assets
Cash (Note 2(e))	$ 1,541	$ 29,903
TOTAL ASSETS	$1,541	$ 29,903

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 14,050	$2,800
Shareholders Loan	7,900	-
Total Current Liabilities	21,950	2,800

Stockholders' Equity
Capital Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
5,137,000 common shares at par value (2005: 5,363,000 common shares)	5,137	5,363
Additional paid in capital	36,163	35,937
Deficit, accumulated during the exploration stage	(61,709)	(14,197)
Total Stockholders' Equity	(20,409)	27,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,541	$ 29,903

Approved on behalf of the Board
"Bing Wong", Director and Chief Executive Officer
See Accompanying Notes

Razor Resources Inc.

(A Nevada Corporation)

Statement of Operations

(Expressed in US dollars)

	Cumulative From Date of Inception on February 15, 2002 to April 30, 2006	For the Year Ended April 30, 2006	For the Year Ended April 30, 2005
Revenue	8,000	8,000	-

General and Administrative Expenses
Audit Fees	14,815	8,695	2,800
Professional Fees	28,626	28,626	-
Management Fees	11,250	4,500	5,000
Rent	12,000	12,000	-
Filing and Registration fees	2,143	1,419	324
Mineral Property impairment cost	250	-	250
Bank Charges	625	272	173
	69,709	55,512	8,547
Net Profit (Loss) for the Period	(61,709)	(47,512)	(8,547)

Net Profit (Loss) per Common Share		$ (0.01)	$ (0.00)
Basic and diluted

Weighted Average Number of Shares Outstanding		5,137,000	5,363,000
Basic and diluted
See Accompanying Notes

Razor Resources Inc.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

	Cumulative From Date of Inception on February 15, 2002 to April 30, 2006	For the Year Ended April 30, 2006	For the Year Ended April 30, 2005
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the Period	(61,709)	(47,512)	(8,547)
Changes in non-cash working capital items
Accounts payable accrued	14,050	11,250	2,800
Cash Used for operating activities	(47,659)	(36,262)	(5,747)

Financing Activities
Capital Stock subscribed	5,137	(226)	599
Additional paid in Capital	36,163	226	34,551
Loan from Shareholder	7,900	7,900	-
Total Funds from financing activities	49,200	7,900	35,150

Cash Increased (Decreased)
during the year	1,541	(28,362)	29,403

Cash, Beginning of Period	-	29,903	500
Cash, End of Period	1,541	1,541	29,903

Supplementary Cash Flow Information
Interest Paid		0	0
Income Tax Paid		0	0
See Accompanying Notes

Razor Resources Inc.

(A Nevada Corporation)

Statement of Stockholders' Equity

Accumulated for the period from date of inception, on February 15, 2002, to April 30, 2006

(Expressed in US dollars)

	Price Per Share	Number of Common Shares	Par Value	Additional Paid-In-Capital	Deficit Accumulated	Total Stockholders Equity (Deficit)

Shares issued (April 19, 2002)	$0.001	3,750,000	3,750			3,750
Net Loss for the period from date of inception on February 15, 2002 to April 30, 2006					(27)	(27)
Balance April 30, 2002.		3,750,000	3,750		(27)	3,723
Shares issued	$0.001	750,000	750			750
Shares issued	$0.001	250,000	250			250
Shares issued	$0.10	5,000	5	495		500
Net Loss for the year ended April 30, 2003					(1,226)	(1,226)
Balance April 30, 2003		4,755,000	4,755	495	(1,253)	3,997
Shares issued	$0.10	9,000	9	891		900
Net Loss for the year ended April 30, 2004					(4,397)	(4,397)
Balance April 30, 2004		4,764,000	4,764	1,386	(5,650)	500
Shares issued	$0.10	9,000	9	891		900
Shares issued	$0.10	100,000	100	9,900		10,000
Shares issued	$0.10	240,000	240	23,760		24,000
Shares subscription, shares to be issued	$0.001	250,000	250			250
Net Loss for the year ended April 30, 2005					(8,547)	(8,547)
Balance April 30 2005		5,363,000	5,363	35,937	(14,197)	27,103
Reversal of shares to be issued	$0.001	(250,000)	(250)			(250)
Shares issued during the year	$0.001	24,000	24	226		250
Net Loss for the year ended April 30, 2006					(47,512)	(47,512)
Balance April 30, 2006		5,137,000	5,137	36,163	(61,709)	(20,409)
See Accompanying Notes

Razor Resources Inc.

(A Nevada Corporation)

Notes to Financial Statements

April 30, 2006

(Expressed in U.S. Dollars)

Note 1.        ORGANIZATION AND NATURE OF BUSINESS

a)                    Razor Resources Inc. was incorporated on February 26, 2002under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002. The fiscal year end of the Company is April 30.

b)                    Going Concern

                    These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $61,709 to April 30, 2006. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

Note 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)                 Basis of Presentation

                   The accompanying financial statements of Razor Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP).

b)                 Exploration Stage Company

                    Razor Resources, Inc. is an exploration stage enterprise as it does not have an established commercial deposit and is not in the production stage.

c)                 Use of Estimates

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

d)                 Cash

                    Cash consists of funds on deposit with the Company's banker.

e)                 Income Taxes

                    Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

f)                  Net Loss Per Share

                    The Company adopted Statements of Financials Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share are computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

g)                 Disclosure about fair value of financial instruments

                    The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at April 30, 2002, 2003, 2004, 2005 and 2006 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

h)                 Concentration of credit risk

                    Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

i)                   Mineral property acquisition costs and deferred exploration            expenditures

                    Mineral property acquisition costs are capitalized and any impairment is expensed. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, are expensed as incurred while the Company is in the exploration stage. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalization mineral properties and mine development costs will be computed using the units-of-production method based on proved and probable reserve.

                     a) US GAAP requires that whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the discounted future cash flows is less than the carrying amount of the asset, an impairment loss (difference between the carrying amount and fair value) should be recognized as a component of income from continuing operations before income taxes.

                        b) Where properties are disposed of, the sales proceeds are, firstly, applied as a recovery of mineral property acquisition costs, and secondly, as a gain or loss recorded in current operations.

j)                  Recent Accounting Pronouncements

                    In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No.29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary as set exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The  adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS 154, "Accounting Changes and Error Corrections." which replaces APB Opinion No. 20, "Accounting Changes," and supersedes FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements- an amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS  154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results operations.

Financial Instruments, an amendment of FASB Statements No. 133 and 140." This statement permits fair value re-measurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative in February 2006; the FASB issued SFAS No. 155, "Accounting for Certain Hybrid" financial instruments that pertain to a beneficial interest other that another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

k)                 Statement of Comprehensive Income

                   There is no other Comprehensive Income and therefore is no statement of Comprehensive Income.

Note 3.        INCOME TAXES

                   The Company has losses that total $61,709 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at April 30, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidation balance sheet is a result of the following:

	April 30, 2006	April 30, 2005
Deferred tax assets	$ 20,981	$ 4,827
Valuation allowance	$ (20,981)	$ (4,827)
Net deferred tax assets	-	-

     A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarters ended April 30, 2006 and 2005 is as follows:

	2006	2005
Statutory federal income tax rate	34.0%	34.0%
Valuation allowance	(34.0%)	(34.0%)
Effective income tax rate	0.0%	0.0%

Note 4.        FINANCIAL INSTRUMENTS

                    The Company's financial instruments consist of cash and accounts payable and loan from shareholder. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 5.        PENSION AND EMPLOYMENT LIABILITIES

                  The Company does not have liabilities as at April 30, 2006, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 6.        COMMITMENTS

                    On April 11, 2005, the Company acquired, on arms length basis, from Raymond Wei Min Xu, a 100% interest in a 1223 acre mineral claim referred to as "Mahatta", in the Nanaimo Mining Division, southwest of Port Alice, British Columbia, Canada, with "Tenure" 510120 and the expiry date of April 3, 2006. The value is $250 and the consideration was 250,000 common shares, from treasury, at a price of $0.001 per share for total consideration of $250. The expiry date is the deadline for the claim renewal each year. Razor Resources Inc. must renew their Mahatta Property claim by April 3 of each year in order to maintain the claim. If the claim was not renewed by April 3, 2006, Razor would lose their claim on the property. Subsequently the property has been renewed as of April 30, 3006.

According to the Mineral Tenure Act of British Columbia, a mineral lease may be held for one year and thereafter from year to year. In order to maintain a mineral lease, the holder of the lease must, on or before the anniversary date, spend CAN$100, or approximately $84 USD, each year per unit leased during the first three 1 year terms; and CAN$200, or approximately $168 USD, each year per unit for subsequent 1 year terms. The required expenditure can be in the form of expenditures on exploration or can be n the form of a direct payment to the Province of British Columbia. If in any year, the required exploration work expenditure is not completed and filed with the Province of British Columbia in lieu of the required work prior to the lease expiry date, the mineral claims will lapse. A maximum of ten years of work credit may be filed on a claim.

Razor's Mahatta Property is one mineral lease each consisting of 24 units. The Mahatta lease expires on April 30, 2006. The extensions of the lease of another 1-year period therefore requires an expenditure of CAN$2,400 or approximately $2,016 USD for exploration work, plus a payment of a recording fee for each claim, or a direct payment of the same amount to the Province of British Columbia. After 3 years, the required expenditures will be CAN$4,800 or $4,032 USD for exploration work, plus a payment of a recording fee for each claim, or a direct payment of the same amount to the Province of British Columbia.