Form 10QSB
period 2006-07-31
RAZOR RESOURCES INC
filed 2006-09-13
CIK 1333614

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No.

Razor Resources Inc.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 27581, 650 West 41st Avenue, Vancouver, British Columbia, Canada, V5Z 4M4

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of July 31, 2006 was 5,363,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

Razor Resources Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of July 31, 2006 (Unaudited)..................................................................................................................4

      Statement of Operations for three months ended July 31, 2006 (Unaudited)................................................................................................................................................................................................5

       Statement of Cash Flows for three months ended July 31, 2006 (Unaudited)................................................................................................................................................................................................6

2

Part I - FINANCIAL INFORMATION

Razor Resources Inc.

(A Nevada Corporation)

Balance Sheet

 July 31, 2006

(With Comparative Figures at April 30, 2006)

(Expressed in US Dollars)

(Unauditted Prepared  by Management)

	July 31	April 30
	2006	2006
	(Unaudited) Prepared by Management	(Audited)
ASSETS
Current Assets
Cash
	$ 897	$ 1,541
TOTAL CURRENT ASSETS	897	1,541
TOTAL ASSETS	$897	$ 1,541

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued
	$17,000	$ 14,050
TOTAL CURRENT LIABILITIES	$17,000	$ 14,050

Long Term Liability
Loan from Shareholder	$ 7,900	$ 7,900
TOTAL LONG TERM LIABILITIES	$ 7,900	$7,900

SHAREHOLDER'S EQUITY
Capital Stock Authorized:
70,000,000 common shares at $0.001 par value
Issued and fully paid
5,137,000 common shares at par value	5,363	5,367
Additional paid in capital	35,937	36,163
Deficit, accumulated during the exploration stage	(65,303)	(61,709)

TOTAL STOCKHOLDERS; EQUITY	(24,003)	(20,409)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 897	$ 1,541

Approved on Behalf of the Board
"Bing Wong" Director and Chief Executive Officer

See Accompanying Notes

Razor Resources Inc.

(A Nevada Corporation)

Statement of Operations

As at July 31, 2006

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

			Inception
			Date of
	Three Months	Three Months	February 15,
	Ended	Ended	2002 to
	July 31	July 31	April 30
	2006	2005	2006
Revenues
Consulting Income	-	3,000	8,000

General and Administrative Expenses
Filing Fees	430	165	2,413
Auditing Fees	-	-	14,815
Professional Fees	114	12,000	28,626
Management Fees	-	1,000	11,250
Facilities Costs	3,000	1,000	12,000
Registered Fees	-	-	-
Mineral Property Cost	-	-	250
Bank Service Charges	50	150	625
	3,594	14,315	69,709

Net Profit (Loss) for the Period	(3,594)	(11,315)	(61,709)

See Accompany Notes

Razor Resources Inc.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

			Inception Date of
	Three Months	Three Months	February 15,
	Ended	Ended	2002 to
	January 31	January 31	April 30,
	2006	2005	2006
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) For the Period	(3,594)	(11,315)	(61,709)
Changes in non-cash working capital items

Accounts Receivable	-	(3,000)	-
Accounts Payable and Accrued Liabilities	2,950	(1,400)	14,050
Cash used for operating activities	(644)	(15,715)	(47,659)

Investing Activities

Financing Activities
Capital Stock subscribed	-	-	41,300
Loan from Shareholder	-	-	7,900
Cash provided by financing activities	-	-	49,200

Cash increase (decrease) during the period	(644)	(15,715)	1,541
Cash, Beginning of Period	1,541	29,903	-
Cash, End of Period	897	14,188	1,541

See accompanying notes

Razor Resources Inc.

Notes to Financial Statements

For the Three Months Ended July 31, 2006

(Expressed in U.S. Dollars)

(UNAUDITED-Prepared by Management)

Note 1.            Business Operations

                        Razor Resources Inc. ("the Company") was incorporated on February 26, 2002 under the Company Act of the State of Nevada, U.S.A, to pursue mineral exploration. The inception date is February 15, 202. The fiscal year end of the Company is April 30.

                        Going Concern

                        These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $65,303 to July 31, 2006. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as sown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying the sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                       (a)    Basis of Presentation

                        The accompanying financial statements for Razor resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP).

            `         (b)    Exploration Stage Company

                        Razor Resources, Inc. is an exploration stage company as it does not have an established commercial deposit and is not in the production stage.

                      (c)    Use of Estimates

                       The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from these estimates.

                     (d)    Cash

                    Cash consists of funds on deposit with the Company's Banker.

                     (e)    Income Taxes

 Provision for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                     (f)    Compensated Absences

                     Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation's policy is to recognize the costs of compensated absences when paid to employees.

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

                    (h)    Disclosure about fair value of financial instruments

           The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at July 31, 2006 as defined in FASB 107, does not differ materially form the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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

            (j)    Mineral property acquisition costs and deferred exploration expenditures

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

            a.    US GAPP requires that whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the assets and its eventual disposition. If the sum of the discounted future cash flows is less than the carrying amount of the asset, an impairment loss (difference between the carrying amount and fair value) should be recognized as a component of income from continuing operations before income taxes.

            b.    Where properties are disposed of, the sale proceeds are, firstly, applied as a recovery of mineral property acquisition costs, and secondly, as a gain or loss recorded in current operations.

Note 3:           INCOME TAXES

                      The Company has losses that total $65,303 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at July 31, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

                       The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liability on the accompanying balance sheets as at July 31, 2006 is a result of the following:

                                                            Deferred tax assets                                         $        65,303

                                                            Valuation allowance                                        $     (65,303)

                                                            Net deferred tax assets                                   $           -

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal period ended July 31, 2006 and 2005 is as follows:                                                                                                                            2006

                                                            Statutory federal income tax rate                         -34.0%

                                                            Valuation allowance                                             34.0%

                                                             Effective income tax rate                                        0.0%

NOTE 4:         FINANCIAL INSTRUMENTS

                        The Company's financial instruments consist of cash and accounts payable and accrued. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of these financial statements approximates their carrying values.

NOTE 5:        PENSION AND EMPLOYMENT LIABILITIES

                        The Company does not have liabilities as at July 31, 2006, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

NOTE 6:        PURCHASE AND SALE AGREEMENT

                        On April 11, 2005, the Company acquired, on an arms length basis, from Raymond Wei Min Xu, a 100% interest in a 1223 acre mineral claim referred to as "Mahatta", in the Nanaimo Mining Division, southwest of Port Alice, British Columbia, Canada, with "Tenure" 510120 and the expiry date of April 3, 2006. The value is $250 and the consideration was 250,000 common shares, from treasury, at a price of $0.001 per share for total consideration of $250. The expiry date is the deadline for the claim renewal each year. Razor Resources must renew their Mahatta Property claim by April 3 of each year in order to maintain the claim. If the claim is not renewed by April 3, Razor would lose their claim on the property. According to the Mineral Tenure Act of British Columbia, a mineral claim may be held for one year and thereafter from year to year. In order to maintain a mineral lease the holder of the lease must, on or before the anniversary date, spend CAN$100, or approximately $84 USD, each year per unit leased during the fist three 1 year terms; and CAN$200, or approximately $168 USD, each year per unit for subsequent 1 year terms. The required expenditures can be in the form of expenditures can be in the form of expenditures on exploration or can be in the form of a direct payment to the Province of British Columbia. If in any year, the required exploration work expenditures is not completed and filed with the Province prior to the lease expiry date, or if a payment is not made to the Province of British Columbia in lieu of the required work prior to the lease expiry date, the mineral claims will lapse. A maximum of ten years of work credit may be filed on a claim.

Razor's Mahatta Property is one mineral lease each consisting of 24 units. The Mahatta lease expires on April 3, 2006. The extension of the lease for another 1 year period therefore requires an expenditure of CAN$2400 or approximately $2016 USD for exploration work, plus a payment of a recording fee for each claim, or a direct payment of the same amount to the Province of British Columbia. After 3 years, the required expenditure will be CAN$4800 or $4032 USD for exploration work, plus a payment of a recording fee for each claim, or a direct payment of the same amount to the Province of British Columbia.

The Tenure number is the number assigned by the British Columbia Government to the claim once it has been staked and recorded in the correct was to secure the mineral rights for the entity staking and recording the claim.

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

Results of Operations

Razor has not generated any revenues for the quarter ended July 31, 2006.

Operating expenses  include filing fees, management fees, and facility cost for the three month period ended July 31, 2006.

The Company experienced general and administration expenses of $3,594.00 for the quarter ended July 31st, 2006. In the same period of 2005, the Company experienced general and administrative expenses of only $14,315.00 . The decrease in general and administration expenses this year is attributed to the decrease in fees paid for professional services.

For the quarter ended July 31st, 2006, the company experienced a net loss of $3,594.00.

Liquidity and Capital Resources

During the three month period ended July 31st, 2006, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of July 31st, 2006, the Company has cash on hand in the amount of $897.00. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

September 13, 2006	/s/ "Bing Wong"
Mr. Bing Wong, President
September 13, 2006	/s/ "Rong Xin Yang"
Mr. Rong Xin Yang, Principal Financial Officer