Form 10QSB
period 2006-10-31
RAZOR RESOURCES INC
filed 2006-12-14
CIK 1333614

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of October 31, 2006 was 5,363,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Razor Resources Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

2

Part I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.

(A Nevada Corporation)

Balance Sheet

October 31, 2006

(With Comparative Figures at April 30, 2006)

(Expressed in US Dollars)

		October 31	April 30
		2006	2006
ASSETS		(Unaudited)	(Audited)

Current Assets
Cash		$ 765	1,541

Total Assets		$ 765	$1,541

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 20,000	$ 14,050

Long Term Liability
Loan from Shareholder		$ 7,900	$ 7,900

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock
Authorized:
70,000,000	common shares, par value $0.001 per share
Issued and fully paid:
5,363,000	common shares	5,363	5,137
Additional paid-in capital		35,937	36,163
Deficit accumulated during the development stage		(68,435)	(61,709)

		(27,135)	(20,409)

		$ 765	$ 1,541

Approved on Behalf of the Board

/s/ "Bing Wong", Director and Chief Executive Officer

See Accompanying Notes

RAZOR RESOURCES INC.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

				Inception Date
				Of
	Three Months		Six Months	February 15
	Ended		Ended	2002 to
	October 31		October 31	April 30
	2006	2005	2006	2006
Revenues
Consulting Income	$ -	$ 5,000	$ -	$ 8,000

General and Administrative Expenses
Filing Fees	$ -	$ 750	$ 430	$ 2,143
Auditing Fees	-	1,545	-	14,815
Professional Fees	100	16,626	214	28,626
Management fees	-	1,000	-	11,250
Facilities Costs	3,000	1,000	6,000	12,000
Registered Fees	-	-	-	-
Mineral Property Cost	-	-	-	250
Bank Service Charges	19	62	82	625
	3,119	20,983	6,726	69,709

Net loss for the period	$ (3,119)	$ (15,983)	$_(6,726)	$ (61,709)

Basic and diluted loss per share	$ (0.00)

Weighted average number of shares outstanding	5,363,000

See Accompany Notes

RAZOR RESOURCES

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

				Inception Date
				Of
	Three Months		Six months	February 15
	Ended		ended	2002 to
	October 31		October 31,	April 30
	2006	2005	2006	2006
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(3,119)	(15,983)	(6,726)	(61,709)
Changes in non-cash working capital items
Accounts Receivable	-	3,000	-	-
Accounts Payable and Accrued Liabilities	3,000	(1,400)	5,950	14,050
Cash used for operating activities	(119)	(14,383)	(776)	(47,659)

Investing Activities

Financing Activities
Capital Stock subscribed	-	-	-	41,300
Loan from Stockholder	-	1,000	-	7,900
Cash provided by financing activities	-	1,000	-	49,200

Cash increase (decrease) during the period	(119)	(13,383)	(776)	1,541

Cash, beginning of period	883	14,188	1,541	-
Cash, end of period	765	805	765	1,541

See accompanying notes

RAZOR RESOURCES

Notes to Financial Statements

October 31, 2006

(UNAUDITED)

Note 1.            BUSINESS OPERATIONS

    Razor Resources Inc. was incorporated on February 26, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002. The fiscal year end of the Company is April 30.

   Going Concern

        These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $68,435 to October 31, 2006. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at April 30, 2002, 2003, 2004 and 2005, 2006 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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

Note 3: Income Taxes

    The Company has losses that total $68,435 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at October 31, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

    The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at October 31, 2006 is a result of the following:

Deferred tax assets	$68,435
Valuation allowance	$ (68,435)
Net deferred tax assets	$ -

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarters ended October 31, 2006 and 2005 is as follows:

2006
Statutory federal income tax rate	-34.0%
Valuation allowance	34.0%
Effective Income Tax Rate	0.00%

NOTE 4: Financial Instruments

    The Company's financial instruments consist of cash and accounts payable and accrued. It is management's opininon that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

NOTE 5: Pension and Employment Liabilities

    The Company does not have liabilities as at October 31, 2006, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2006. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company generated no sales for the quarter ended October 31st, 2006 compared to $5,000 of sales generated in the same quarter of fiscal 2005. Revenues for quarter ended October 31st, 2005 came from consulting services we provided to two local Vancouver firms. We believe that these consulting contracts are one-time earnings and we expect that these revenues will be non-recurring. Our primary business remains to be in mineral property exploration and we expect this to continue in the future.

The Company experienced general and administration expenses of $3,119 for the quarter ended October 31st, 2006. In the same period of 2005, the company experienced general and administration expenses of $20,983. The decrease in general and administration expenses is attributed to the decrease in professional fees related to establishing our company as a public reporting company in the United States. The majority of this quarters expenses was related to the rent paid for the firm's office facilities.

For the quarter ended October 31st, 2006, the company experienced a net loss of $3,119 compared to a net loss of $15,983 for the quarter ended October 31, 2005.

Liquidity and Capital Resources

During the three month period ended October 31st, 2006, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of October 31st, 2006, the Company has cash on hand in the amount of $765. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

PART II: OTHER INFORMATION

Items 1, 2, 3, 4 , and 5 are inapplicable.

Item 6: Exhibits

(a)   The following exhibits are filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

        31.2  Certification  of Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

        32.1  Certification of Chief Executive Officer of pursuant to Section 1350.

        32.2  Certification of Chief Financial  Officer of pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 14, 2006	/s/ "Bing Wong"
Mr. Bing Wong, President
December 14, 2006	/s/ "Rong Xin Yang"
Mr. Rong Xin Yang, Principal Financial Officer