Form 10QSB
period 2007-01-31
RAZOR RESOURCES INC
filed 2007-03-14
CIK 1333614

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of January 31, 2007 was 5,137,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Razor Resources Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

2

Part I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.

(A Nevada Corporation)

Balance Sheet

January 31, 2007

(With Comparative Figures at April 30, 2006)

(Expressed in US Dollars)

		January 31	April 30
		2007	2006
ASSETS		(Unaudited)	(Audited)

Current Assets
Cash		$ 593	1,541

Total Assets		$ 593	$1,541

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 23,000	$ 14,050

Long Term Liability
Loan from Shareholder		$ 7,900	$ 7,900

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock
Authorized:
70,000,000	common shares, par value $0.001 per share
Issued and fully paid:
5,137,000 common shares		5,137	5,137
(2005: 5,363,000 common shares) at a par value of $0.001 per share
Additional paid-in capital		36,163	36,163
Deficit accumulated during the development stage		(71,607)	(61,709)

		(30,307)	(20,409)

		$ 593	$ 1,541

Approved on Behalf of the Board

/s/ "Bing Wong", Director and Chief Executive Officer

See Accompanying Notes

RAZOR RESOURCES INC.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

				Inception Date
				Of
	Three Months		Nine Months	February 15
	Ended		Ended	2002 to
	January 31		January 31	April 30
	2007	2006	2007	2006
Revenues
Consulting Income	$ -	$ -	$ -	$ 8,000

General and Administrative Expenses
Filing Fees	$ 152	$ 100	$ 582	$ 2,143
Auditing Fees	-	-	-	14,815
Professional Fees	-	-	214	28,626
Management fees	-	-	-	11,250
Facilities Costs	3,000	-	9000	12,000
Registered Fees	-	-	-	-
Mineral Property Cost	-	-	-	250
Bank Service Charges	21	43	89	625
	3,173	143	9,885	69,709

Net loss for the period	$ (3,173)	$ (143)	$_(9,885)	$ (61,709)

Basic and diluted loss per share	$ (0.00)	(0.00)

Weighted average number of shares outstanding	5,137,000	5,363,000

See Accompany Notes

RAZOR RESOURCES

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

			Inception Date
			Of
	Three Months		February 15
	Ended		2002 to
	January 31		April 30
	2007	2006	2006
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(3,173)	(143)	(61,709)
Changes in non-cash working capital items
Accounts Receivable	-	-	-
Accounts Payable and Accrued Liabilities	3,000	-	14,050
Cash used for operating activities	(173)	(143)	(47,659)

Investing Activities

Financing Activities
Capital Stock subscribed	-	-	41,300
Loan from Stockholder	-	-	7,900
Cash provided by financing activities	-	-	49,200

Cash increase (decrease) during the period	(173)	(143)	1,541

Cash, beginning of period	765	805	-
Cash, end of period	593	662	1,541

See accompanying notes

RAZOR RESOURCES

Notes to Financial Statements

January 31, 2007

(UNAUDITED - PREPARED BY MANAGEMENT)

Note 1.            BUSINESS OPERATIONS

    Razor Resources Inc. was incorporated on February 26, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002. The fiscal year end of the Company is April 30.

   Going Concern

        These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $71,607 to January 31, 2007. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

Note 3: Income Taxes

    The Company has losses that total $71,607 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at January 31, 2007 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

    The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at January 31, 2007 is a result of the following:

Deferred tax assets	$71,607
Valuation allowance	$ (71,607)
Net deferred tax assets	$ -

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarters ended January 31, 2007 and 2006 is as follows:

	2007	2006
Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	-34.0%
Effective Income Tax Rate	0.00%	0.00%

NOTE 4: Financial Instruments

    The Company's financial instruments consist of cash and accounts payable and accrued. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

NOTE 5: Pension and Employment Liabilities

    The Company does not have liabilities as at January 31, 2007, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

Razor's Mahatta Property is one mineral lease each consisting of 24 units.  The Mahatta lease expires on April 3, 2006.  The extension of the lease for another 1 year period therefore requires an expenditure of CAN$2400 or approxmiately $2016 USD for exploration work, plus a payment of a recording fee for each claim, or a direct payment of the same amount to the Province of British Columbia. After 3 years, the required expenditure will be CAN$4800 or $4032 USD for exploration work, plus a payament of a recording fee for each claim, or a direct paymnet of the same amount to the Province of British Columbia.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2007. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company generated no sales for the quarter ended January 31st, 2007. The Company remains an exploration stage mining company.

The Company experienced general and administration expenses of $3,173 for the quarter ended January 31st, 2007. In the same period of 2006, the company experienced general and administration expenses of $143. The increase in general and administration expenses is attributed to the rent paid for the Company's office space. .

For the quarter ended January 31st, 2007, the company experienced a net loss of $3,173 compared to a net loss of $143 for the quarter ended January 31, 2006.

Liquidity and Capital Resources

During the three month period ended January 31st, 2007, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of January 31st, 2007, the Company has cash on hand in the amount of $593. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

March 14, 2007	/s/ "Bing Wong"
Mr. Bing Wong, President
March 14, 2007	/s/ "Rong Xin Yang"
Mr. Rong Xin Yang, Principal Financial Officer