Form 10KSB
period 2007-04-30
RAZOR RESOURCES INC
filed 2007-08-10
CIK 1333614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended April 30th, 2007

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 000-51873

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

State issuer's revenues for its most recent fiscal year - $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference as of April 30, 2007 is $23,630.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of April 30th, 2007, there are 5,363,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No[ x ]

RAZOR RESOURCES INC.

FORM 10-KSB

For the Fiscal Year ended April 30, 2007

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

We have had net losses for each of the years ended April 30, 2002 and 2003, 2004, 2005, 2006, and 2007. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended April 30, 2007.

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "RZRR". Our common stock has been listed on the OTC Bulletin Board since September 2006. There is currently no active trading in our common stock and there has been no active trading since our common stock has been listed on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices per share of the common stock for each of the quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The last reported trade in our common stock was May 31, 2007.

Period	Bid Prices
Year Ended April 30, 2007	High	Low
Oct. 1, 2006 to Dec. 31 2006	$2.00	$0.80
Jan. 1, 2007 to Mar. 31, 2007	$2.00	$1.50
Apr. 1, 2007 to Apr. 30, 2007	$2.20	$1.50

As of April 30, 2007, there were approximately 36 stockholders of record of the Company's Common Stock.

The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of its Board of Directors. The timing, amount and form of dividends, if any, will depend on, among other things, results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

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

Results of Operations

Revenues

The Company did not generate any revenues for the fiscal period ended April 30, 2007. The Company generated revenues of $8,000 in the fiscal period April 30, 2006. The decrease in revenues can be attributed to consulting fees that were earned in fiscal 2006. These fees were one time transactions and we do not expect these revenues to be recurring in the future.

General & Administrative Expenses

General and administrative expenses totaled $71,130 for the fiscal period ended April 30, 2006. This is compared to general and administrative expenses totaling $55,525 for the fiscal period ended April 30, 2006. This increase in general and administrative expenses is largely attributed to fees paid for professional services rendered related to registering the Company's common stock for public sale..

We experienced a net loss of $71,130 for the fiscal period ended April 30, 2007 compared to a net loss of $47,525 for the fiscal period ended April 30, 2006.

Liquidity and Capital Resources

As of April 30, 2007, the Company had cash of $98. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 8:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Fazarri+Partners, Chartered Accountants LLP, for the period ended April 30, 2007 and Moen & Company for the fiscal year ended 2006. There have been no changes in or disagreements with either Fazzari+Parnter, Chartered Accountants LLP, or Moen & Company, Chartered Accountants on accounting and financial disclosure matters at any time.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Bing Wong	72	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director
Rong Xin Yang	36	Financial Officer, Secretary, and Director
Drew Simpson	56	Director

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

 Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending April 30, 2007, Form 3 reports were not timely filed by Bing Wong, the Company's President,  and Director, Rong Xin Yang, the Company's CEO, and Drew Simpson the Company's Director.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Bing Wong	2007	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Rong Xin Yang	2007	0	0	0	0	0	0	0
Financial Officer, Secretary, and Director	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Drew Simpson	2007	0	0	0	0	0	0	0
Director	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

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

2007 - $5,500          Fazzari + Partners, Chartered Accountants LLP

2006 - $8,695           Moen & Company, Chartered Accountants

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2007 - $0                     Fazzari + Partners, Chartered Accountants LLP

2006 - $0                     Moen & Company, Chartered Accountants

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $0                     Fazzari + Partners, Chartered Accountants LLP

2006 - $0                     Moen & Company, Chartered Accountants

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0                     Fazzari + Partners, Chartered Accountants LLP

2006 - $0                      Moen & Company, Chartered Accountants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August, 2007

Razor Resources Inc.

(Registrant)

By: /s/ Bing Wong

Bing Wong

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Bing Wong	President, CEO, Secretary, Treasurer and Director	August 10, 2007
Bing Wong

/s/ Rong Xin Yang	CFO, Secretary, and Director	August 10, 2007
Rong Xin Yang

/s/ Drew Simpson	Director	August 10, 2007
Drew Simpson

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet for the years ended April 30, 2007 and 2006                                            F-2

Statement of Operations for the years ended April 30, 2007 and 2006                             F-3

Statement of Cash Flows for the years ended April 30, 2007 and 2006                            F-4

Statement of Shareholder's Equity                                                                                    F-5

Notes to Financial Statement                                                                                            F-6

August 3, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

                      Razor Resources Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Razor Resources Inc. (A Development Stage Company) as at April 30, 2007 and the statements of stockholders' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2007 and the results of its operations and cash flows for the year then ended, in conformity with the accounting principals generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fund its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The comparative figures were reported on by another accounting firm.

/s/ Fazzari + Partners LLP

FAZZARI + PARTNERS LLP

Chartered Accountants

Licensed Public Accountants

Vaughan, Ontario

Razor Resources Inc.

(A Nevada Corporation)

Balance Sheets

April 30, 2007

(With Comparative Figures at April 30, 2006)

(Expressed in US dollars)

	April 30, 2007 ($)	April 30, 2006 ($)
ASSETS
Current Assets
Cash	98	1,528
TOTAL ASSETS	98	1,528

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	81,500	14,050

Long Term Liabilities
Shareholders Loan	10,150	7,900

Stockholders' Equity
Capital Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
5,363,000 common shares at par value	5,363	5,363
Additional paid in capital	35,937	35,937
Deficit, accumulated during the exploration stage	(132,852)	(61,722)
Total Stockholders' Equity	(91,552)	(20,442)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	98	1,529

Approved on behalf of the Board
"Bing Wong", Director and Chief Executive Officer
See Accompanying Notes

F-2

Razor Resources Inc.

(A Nevada Corporation)

Statement of Operations

For the Years Ended April 30, 2007

(Expressed in US dollars)

	Cumulative From Date of Inception on February 15, 2002 to April 30, 2007	For the Year Ended April 30, 2007	For the Year Ended April 30, 2006
Revenue	8,000		8,000

General and Administrative Expenses
Filing Fees	3,049	1,056	1,419
Auditing Fees	20,315	5,500	8,695
Management Fees	11,250	-	4,500
Facilities Costs	24,000	12,000	12,000
Registered Fees	250	-	100
Mineral Property Property Cost	2,500	2,250	-
Bank Charges	749	110	285
	140,852	71,130	55,525
Net Profit (Loss) for the Period	(132,852)	(71,130)	(47,525)

Net Profit (Loss) per Common Share		$ (0.00)	$ (0.00)
Basic and diluted

Weighted Average Number of Shares Outstanding		5,363,000	5,137,000
Basic and diluted
See Accompanying Notes

F-3

Razor Resources Inc.

(A Nevada Corporation)

Statement of Cash Flows

For the Year Ended April 30, 2007

(Expressed in US Dollars)

	Cumulative From Date of Inception on February 15, 2002 to April 30, 2007	For the Year Ended April 30, 2007	For the Year Ended April 30, 2006
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the Period	(132,852)	(71,130)	(47,525)
Changes in non-cash working capital items
Accounts payable accrued	81,50	67,450	11,250
Cash Used for operating activities	(51,352)	(3,680)	(36,275)

Financing Activities
Capital Stock subscribed	41,300	-	-
Loan from Shareholder	10,150	2,250	7,900
Total Funds from financing activities	51,450	2,250	7,900

Cash Increased (Decreased)
during the year	98	(1,430)	(28,375)

Cash, Beginning of Period	-	1,528	29,903
Cash, End of Period	98	98	1,528

See Accompanying Notes

F-4

Razor Resources Inc.

(A Nevada Corporation)

Statement of Stockholders' Equity

Accumulated for the period from date of inception, on February 15, 2002, to April 30, 2007

(Expressed in US dollars)

	Price Per Share	Number of Common Shares	Par Value	Additional Paid-In-Capital	Deficit Accumulated	Total Stockholders Equity (Deficit)

Shares issued (April 19, 2002)	$0.001	3,750,000	3,750			3,750
Net Loss for the period from date of inception on February 15, 2002 to April 30, 2006					(27)	(27)
Balance April 30, 2002.		3,750,000	3,750		(27)	3,723
Shares issued	$0.001	750,000	750			750
Shares issued	$0.001	250,000	250			250
Shares issued	$0.10	5,000	5	495		500
Net Loss for the year ended April 30, 2003					(1,226)	(1,226)
Balance April 30, 2003		4,755,000	4,755	495	(1,253)	3,997
Shares issued	$0.10	9,000	9	891		900
Net Loss for the year ended April 30, 2004					(4,397)	(4,397)
Balance April 30, 2004		4,764,000	4,764	1,386	(5,650)	500
Shares issued	$0.10	9,000	9	891		900
Shares issued	$0.10	100,000	100	9,900		10,000
Shares issued	$0.10	240,000	240	23,760		24,000
Shares subscription, shares to be issued	$0.001	250,000	250			250
Net Loss for the year ended April 30, 2005					(8,547)	(8,547)
Balance April 30 2005		5,363,000	5,363	35,937	(14,197)	27,103

Net Loss for the year ended April 30, 2006					(47,525)	(47,525)
Balance April 30, 2006		5,363,000	5,363	35,937	(61,722)	(20,422)

Net Loss for the year ended April 30, 2007					(71,130)	(71,130)
Balance April 30, 2007		5,363,000	5,363	35,937	(132,852)	(91,552)

See Accompanying Notes

F-5

Razor Resources Inc.

(A Nevada Corporation)

Notes to Financial Statements

April 30, 2007

(Expressed in U.S. Dollars)

Note 1.            Business Operations

                        Razor Resources Inc. was incorporated on February 26, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002. The fiscal year end of the Company is April 30.

                         Going Concern

                  ;       These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $132,852 to April 30, 2007. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

Note 2.             Summary of Significant Accounting Policies

                   ;       a) Basis of Presentation

        ;                 The accompanying financial statements for Razor Resources , Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP).

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

                         f) Compensated Absences

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

                         g) Net Profit Per Share

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

                         h) Disclosure about Fair Value of Financial Statements

                         The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at April 30, 2002, 2003, 2004, 2005,  2006, and 2007 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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

                         i) Concentration of Credit Risk

                         Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

                         j) Mineral Property Acquisition Costs and Deferred Exploration Expenditures

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

Note 3.            Income Taxes

                         The Company has losses that total $132,852 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at April 30, 2007 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

                         The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at April 30, 2007 is a result of the following:

                                                                             _____2007____

Deferred Tax Assets                                           $            45,170

Valuation Allowance                                           $          (45,170)

Net Deferred Tax Assets                                   $                       -

                         A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal periods ended April 30, 2007 and 2006 is as follows:

                                                                                          2007

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

Note 5.             Pension and Employment Liabilities

                         The Company does not have liabilities as at April 30, 2007, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

                         Razor's Mahatta Property is one mineral lease each consisting of 24 units.  The Mahatta lease expires on April 3, 2008.  The extension of the lease for another 1 year period therefore requires an expenditure of CAN$2400 or approxmiately $2016 USD for exploration work, plus a payment of a recording fee for each claim, or a direct payment of the same amount to the Province of British Columbia. After 3 years, the required expenditure will be CAN$4800 or $4032 USD for exploration work, plus a payment of a recording fee for each claim, or a direct payment of the same amount to the Province of British Columbia.

                         The Tenure number is the number assigned by the British Columbia Government to the claim once it has been staked and recorded in the correct way to secure the mineral rights for the entity staking and recording the claim.