Form 10QSB
period 2007-07-31
RAZOR RESOURCES INC
filed 2007-09-19
CIK 1333614

U.S. Securities and Exchange Commisison

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of July 31, 2007 was 5,363,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Razor Resources Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

2

Part I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.

(A Nevada Corporation)

Balance Sheet

July 31, 2007

(With Comparative Figures at April 30, 2007)

(Expressed in US Dollars)

		July 31	April 30
		2007	2007
ASSETS		(Unaudited)	(Audited)

Current Assets
Cash		125	98

Total Assets		125	98

LIABILITIES

Current
Accounts payable and accrued liabilities		84,500	81,500

Long Term Liability
Loan from Shareholder		10,350	10,150

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock
Authorized:
70,000,000	common shares, par value $0.001 per share
Issued and fully paid:
5,363,000	common shares	5,363	5,363
Additional paid-in capital		35,937	35,937
Deficit accumulated during the development stage		(137,025)	(132,852)
Total Stockholder's Equity		(94,725)	(91,552)

Total Liabilities and Stockholder's Equity		125	98

Approved on Behalf of the Board

/s/ "Bing Wong", Director and Chief Executive Officer

See Accompanying Notes

RAZOR RESOURCES INC.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

			Inception Date
			Of
	Three Months		February 15
	Ended		2002 to
	July 31		April 30
	2007	2006	2007
Revenues
Consulting Income			8,000

General and Administrative Expenses
Filing Fees	100	430	3,049
Auditing Fees	-	-	20,315
Professional Fees	50	114	78,740
Management fees	-	-	11,250
Facilities Costs	3,000	3,000	24,000
Registered Fees	-	-	250
Mineral Property Cost	-	-	2,500
Bank Service Charges	23	50	749
Total	173	3,594	140,852

Net loss for the period	(173)	(3,594)	(132,852)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding	5,363,000	5,363,000

See Accompany Notes

RAZOR RESOURCES

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

			Inception Date
			Of
	Three Months		February 15
	Ended		2002 to
	July 31		April 30
	2007	2006	2007
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(3,173)	(3,594)	(132,852)
Changes in non-cash working capital items
Accounts Receivable	-	-	-
Accounts Payable and Accrued Liabilities	3,000	2,950	81,500
Cash used for operating activities	(173)	(644)	(51,352)

Investing Activities

Financing Activities
Capital Stock subscribed	-	-	41,300
Loan from Stockholder	200	-	10,150
Cash provided by financing activities	-	-	51,450

Cash increase (decrease) during the period	27	(644)	98

Cash, beginning of period	98	1,541	-
Cash, end of period	125	897	98

See accompanying notes

RAZOR RESOURCES

Notes to Financial Statements

July 31, 2007

(UNAUDITED)

Note 1.            BUSINESS OPERATIONS

Razor Resources Inc. was incorporated on February 26, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002. The fiscal year end of the Company is April 30th.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $136,025 to July 31, 2007. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at April 30, 2002, 2003, 2004 and 2005, 2006, 2007 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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

Note 3: Income Taxes

The Company has losses that total $133,025 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at July 31, 2007 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at July 31, 2007 is a result of the following:

Deferred tax assets	$ 136,025
Valuation allowance	$ (136,025)
Net deferred tax assets	$ -

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarters ended July 31, 2007 as follows:

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

NOTE 5: Pension and Employment Liabilities

The Company does not have liabilities as at July 31, 2007, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2007. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company experienced general and administration expenses of $3,173 for the quarter ended July 31st, 2007. In the same period of 2006, the company experienced general and administration expenses of $3,594. The predominant amount of the expenses experienced for the quarter ended July 31st, 2007 came in the form of facilities costs for the Company's office facilities.

For the quarter ended July 31, 2007, the company experienced a net loss of $3,173 compared to a net loss of $3,594 for the quarter ended July 31, 2006.

Liquidity and Capital Resources

During the three month period ended July 31st, 2007, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of July 31st, 2007, the Company has cash on hand in the amount of $125. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibits are filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

        32.1  Certification of Chief Financial  Officer and Chief Executive Officer of pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized September 19, 2007,

September 19, 2007	/s/ "Bing Wong"
Mr. Bing Wong, President
September 19, 2007	/s/ "Rong Xin Yang"
Mr. Rong Xin Yang, Principal Financial Officer