Form 10QSB
period 2007-10-31
RAZOR RESOURCES INC
filed 2007-12-14
CIK 1333614

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of October 31, 2007 was 5,363,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Razor Resources Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

2

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

December 8, 2007

Notice to Reader

On the basis of information provided by management, we have compiled the balance sheet of Razor Resources Inc. as at October 31, 2007 and the statements of operations and deficit, stockholders' equity (deficiency), and cash flows for the quarter then ended.

We have not performed an audit or a review engagement in respect of these financial statements and, accordingly, we express no assurance thereon.

Readers are cautioned that these statements may not be appropriate for their purposes.

FAZZARI + PARTNERS LLP

Chartered Accountants

Licensed Public Accountants

Vaughn, Ontario, Canada

RAZOR RESOURCES INC.

(A Nevada Corporation)

Balance Sheet

(Expressed in US Dollars)

(Unaudited - see Notice to Reader)

		April 30
	October 31	2007
	2007	(Audited)
	$	$
ASSETS

Current Assets
Cash	765	1,541
Total Assets	765	1,541

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable	82,000	81,500

Long Term Liability
Shareholder Loan (See Note 6)	16,350	10,150

Stockholder's Deficiency
Capital stock
Authorized:
75,000,000	common shares, par value $0.001 per share
Issued and fully paid:
5,363,000	common shares	5,363	5,137
Additional paid-in capital	35,937	36,163
Deficit accumulated during the development stage	(139,488)	(132,852)
Total Stockholder's Deficiency	(98,188)	(91,552)

Total Liabilities and Stockholder's Deficiency		162	98

Approved on Behalf of the Board
"Bing Wong", Director and Chief Executive Officer

See Accompanying Notes

RAZOR RESOURCES INC.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - see Notice to Reader)

				Inception Date
				Of
	Three Months		Six Months	February 15
	Ended		Ended	2002 to
	October 31		October 31	October 31
	2007	2006	2007	2007
Revenues
Consulting Income	--	-	-	8,000

General and Administrative Expenses
Filing Fees	100	-	100	3,149
Auditing Fees	-	-	-	20,315
Professional Fees	300	100	350	79,090
Management fees	-	-	-	11,250
Facilities Costs	3,000	3,000	6,000	30,000
Registered Fees	-	-	100	350
Mineral Property Cost	-	-	-	2,500
Bank Service Charges	63	19	86	835
	3,463	3,119	6,636	147,488

Net Profit (Loss) for the Period	(3,463)	(3,119)	(6,636)	(139,488)

Net Loss Per Share
Basic and diluted loss per share	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding
Shares used to compute net loss Basic and Diluted	5,363,000	5,363,000	5,363,000

See Accompany Notes

RAZOR RESOURCES INC.

(A Nevada Corporation)

Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited - Notice to Reader)

				Inception Date
				Of
	Three Months		Six months	February 15
	Ended		ended	2002 to
	October 31,		October 31,	October 31,
	2007	2006	2007	2007
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	(3,463)	(3,119)	(6,636)	(139,488)
Changes in non-cash working capital items
Accounts Payable	(2,500)	3,000	500	82,000
Cash used for operating activities	(5,963)	(119)	(6,136)	(57,488)

Investing Activities

Financing Activities
Capital Stock subscribed	-	-	-	41,300
Loan from Stockholder	6,000	-	6,200	16,350
Cash provided by financing activities	6,000	-	6,200	57,650

Cash increase (decrease) during the period	37	(119)	64	162

Cash, beginning of period	125	883	98	-
Cash, end of period	162	765	162	162

See accompanying notes

Razor Resources Inc.

(A Nevada Corporation)

Statement of Stockholders' Deficiency

(Expressed in US dollars)

(Unaudited - see Notice to Reader)

	Price Per Share	Number of Common Shares	Par Value	Additional Paid-In-Capital	Deficit Accumulated	Total Stockholders Equity (Deficit)

Shares issued (April 19, 2002)	$0.001	3,750,000	3,750			3,750
Net Loss for the period from date of inception on February 15, 2002 to April 30, 2006					(27)	(27)
Balance April 30, 2002.		3,750,000	3,750		(27)	3,723
Shares issued	$0.001	750,000	750			750
Shares issued	$0.001	250,000	250			250
Shares issued	$0.10	5,000	5	495		500
Net Loss for the year ended April 30, 2003					(1,226)	(1,226)
Balance April 30, 2003		4,755,000	4,755	495	(1,253)	3,997
Shares issued	$0.10	9,000	9	891		900
Net Loss for the year ended April 30, 2004					(4,397)	(4,397)
Balance April 30, 2004		4,764,000	4,764	1,386	(5,650)	500
Shares issued	$0.10	9,000	9	891		900
Shares issued	$0.10	100,000	100	9,900		10,000
Shares issued	$0.10	240,000	240	23,760		24,000
Shares subscription, shares to be issued	$0.001	250,000	250			250
Net Loss for the year ended April 30, 2005					(8,547)	(8,547)
Balance April 30 2005		5,363,000	5,363	35,937	(14,197)	27,103

Net Loss for the year ended April 30, 2006					(47,525)	(47,525)
Balance April 30, 2006		5,363,000	5,363	35,937	(61,722)	(20,422)

Net Loss for the year ended April 30, 2007					(71,130)	(71,130)
Balance April 30, 2007		5,363,000	5,363	35,937	(132,852)	(91,552)

Net Loss for the six months ended October 31, 2007					(6,636)	(6,636)
Balance October 31, 2007		5,363,000	5,363	35,937	(139,488)	(98,188)

RAZOR RESOURCES

Notes to Financial Statements

October 31, 2007

(Unaudited - See Notice to Reader)

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

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Basis of Presentation

The accompanying financial statements for Razor Resources , Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP). These unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended April 30, 2007.

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

Note 3: Income Taxes

The Company has losses that total $139,488 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at October 31, 2007 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at October 31, 2007 is a result of the following:

Deferred tax assets	$139,488
Valuation allowance	$ (139,488)
Net deferred tax assets	$ -

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarters ended October 31, 2007 as follows:

2007
Statutory federal income tax rate	-34.0%
Valuation allowance	34.0%
Effective Income Tax Rate	0.00%

NOTE 4: Financial Instruments

The Company's financial instruments consist of cash and accounts payable and shareholder loan. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

NOTE 5: Pension and Employment Liabilities

The Company does not have liabilities as at October 31, 2007, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 6: Shareholder Loan

The shareholder loan is unsecured, non interest bearing, and has no specific terms of repayment.

NOTE 7: Purchase and Sale Agreement

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2007. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company experienced general and administration expenses of $3,463 for the quarter ended October 31st, 2007. In the same period of 2006, the company experienced general and administration expenses of $3,119. The decrease in general and administration expenses is attributed to the decrease in professional fees related to establishing our company as a public reporting company in the United States. The majority of this quarters expenses was related to the rent paid for the firm's office facilities.

For the quarter ended October 31st, 2007, the company experienced a net loss of $3,463 compared to a net loss of $3,119 for the quarter ended October 31, 2006.

Liquidity and Capital Resources

During the three month period ended October 31st, 2007, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of October 31st, 2007, the Company has cash on hand in the amount of $162. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

December 14, 2007	/s/ Jordan Welsh
Mr. Jordan Welsh, President