Form 10KSB/A
period 2007-04-30
RAZOR RESOURCES INC
filed 2008-03-14
CIK 1333614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB/A

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

Effective as of June 10, 2008, Moen & Company, Chartered Accountants was dismissed as the principal independent accountants of Razor Resource Inc. (the "Company"). The dismissal of Moen & Company  was approved by the Company's Board of Directors.

For the  fiscal period ending April 30, 2005 and for the fiscal period ending April 30, 2006, the reports of the former independent accountants, Moen & Comapny, contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles, except for a "going concern" opinion issued in its reports for the year ended April 30, 2005 and April 30, 2006.

During the Company's fiscal period ending April 30, 2005 and for the fiscal period ending April 30, 2006 and any subsequent interim period preceding the date hereof, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During the Company's fiscal period ending April 30, 2005 and for the fiscal period ending April 30, 2006 and any subsequent interim period preceding the date hereof, there were no reportable events (as described in paragraph 304(a)(1)(iv)(B) of Regulation S-B).

Effective as of June 14, 2008, the Company engaged Fazarri+Parnters, Chartered Accountants LLP, as its principal independent accountants to audit the financial statements of the Company. The change in the Company's independent accountants was approved by the Company's Board of Directors. During the Company's most recent fiscal year, and any subsequent period prior to engaging Fazarri+Parnters, Chartered Accountants LLP, neither the Company nor, to the best of the Company's knowledge, anyone acting on the Company's behalf, consulted Fazarri+Parnters, Chartered Accountants LLP  regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was subject of a disagreement with the former accountant or a reportable event (as described in paragraph 304(a)(1)(iv) of Regulation S- B).

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

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0                     Fazzari + Partners, Chartered Accountants LLP

2006 - $0                      Moen & Company, Chartered Accountants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2008

Razor Resources Inc.

(Registrant)

By: /s/ Jordan Welsh

Jordan Welsh

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jordan Welsh	President, CEO, CFO, Secretary, Treasurer and Director	March 14, 2008
Jordan Welsh

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet for the years ended April 30, 2007 and 2006                                            F-2

Statement of Operations for the years ended April 30, 2007 and 2006                             F-3

Statement of Cash Flows for the years ended April 30, 2007 and 2006                            F-4

Statement of Shareholder's Equity                                                                                    F-5

Notes to Financial Statement                                                                                            F-6

MOEN AND COMPANY

CHARTERED ACCOUNTANTS

Member:	Securities Commission Building
Canadian Institute of Chartered Accountants	PO Box 10129, Pacific Centre
Institute of Chartered Accountants of British Columbia	Suite 1400 - 701 West Georgia Street
Institute of Management Accountants (USA)(From 1965)	Vancouver, British Columbia
Canada V7Y 1C6
Registered With:
Telephone: (604) 662-8899
Public Company Accounting Oversight Board (USA) (PCAOB)	Fax: (604) 662-8809
Canadian Public Accountability Board (CPAB)	Email: moenca@telus.net
Canada - British Columbia Public Practice Licence

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

August 3, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

                      Razor Resources Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Razor Resources Inc. (A Development Stage Company) as at April 30, 2007 and the statements of stockholders' equity, operations and cash flows for the year then ended and for the period from inception on February 15, 2002 to April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2007 and the results of its operations and cash flows for the year then ended and for the period from inception on February 15, 2002 to April 30, 2007, in conformity with the accounting principals generally accepted in the United States of America.

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