Form 10QSB/A
period 2007-10-31
RAZOR RESOURCES INC
filed 2008-03-14
CIK 1333614

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB/A

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

(Unaudited - Prepared by Management)

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

(Unaudited - Prepared by Management)

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

March 14, 2008	/s/ Jordan Welsh
Mr. Jordan Welsh, President