Form 10QSB
period 2008-01-31
RAZOR RESOURCES INC
filed 2008-03-14
CIK 1333614

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No.

Razor Resources Inc.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

Suite 500, 1500 Rosecans Avenue, Manhattan Beach, CA, 90266

---------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

310-706-4009

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of January 31, 2008 was 79,755,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Razor Resources Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

2

Part I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.

(A Nevada Corporation)

Balance Sheet

January 31, 2008

(With Comparative Figures at April 30, 2007)

(Expressed in US Dollars)

	January 31	April 30
	2008	2007
Assets	(Unaudited)	(Audited)

Current Assets
Cash	$ 204	$ 98
Total Current Assets	204	98

Total Assets	$ 204	$ 98

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 87,327	$ 81,500
Total Current Liabilities	87,327	81,500

Long Term Liability
Loan from Shareholder	16,650	10,150
Total Long Term Liabilities	16,650	10,150

STOCKHOLDERS' (DEFICIT)

Capital stock
Authorized:
1,050,000,000 common shares at $0.001
Issued and fully paid:
79,755,000 common shares at a par value of $0.001 per share
(2007: 5,317,000 common shares at par value of $0.001 per share)	5,137	5,137
Additional paid-in capital	36,163	36,163
Deficit accumulated during the development stage	(145,073)	(132,852)
Total Stockholders' (Deficit)	(103,773)	(41,260)

Total Liabilities and Stockholders' (Deficit)	$ 204	$ 269

See Accompanying Notes

RAZOR RESOURCES INC.

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

	Three Months		Nine Months
	Ended		Ended
	January 31		January 31
	2008	2007	2008
Revenues
Consulting Income	$ -	$ -	$ -

General and Administrative Expenses
Filing Fees	$ 571	$ 152	$ 671
Auditing Fees	2,810	-	2,810
Professional Fees	2,180	-	2,530
Management fees	-	-	-
Facilities Costs	-	3,000	6,000
Registered Fees	-	-	100
Mineral Property Cost	-	-	-
Bank Service Charges	24	21	110
	5,585	3,173	12,221

Net loss for the period	$ (5,585)	$ (3,173)	$ (12,221)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	79,755,000	5,137,000	79,755,000

See Accompany Notes

RAZOR RESOURCES

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

				Inception Date
				Of
	Three Months		Nine Months	February 15
	Ended		Ended	2002 to
	January 31		January 31	January 31,
	2008	2007	2008	2008
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	$ (5,585)	$ (3,173)	$ (12,221)	$ (145,073)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	2,827	3,000	5,827	87,327
Cash used for operating activities	(2,758)	(173)	(6,394)	(57,746)

Investing Activities

Financing Activities
Capital Stock subscribed	-	-	-	41,300
Loan from Stockholder	2,800	-	6,500	16,650
Cash provided by financing activities	2,800	-	6,500	57,950

Cash increase (decrease) during the period	$ 42	$ (173)	$ 106	$ 204

Cash, beginning of period	162	765	98	-
Cash, end of period	204	592	204	204

Supplementary Information:
Income Taxes Paid	-	-	-	-
Interest Paid	-	-	-	-

    See accompanying notes

RAZOR RESOURCES

Notes to Financial Statements

January 31, 2008

(UNAUDITED - PREPARED BY MANAGEMENT)

Note 1. BUSINESS OPERATIONS

Razor Resources Inc. was incorporated on February 26, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002. The fiscal year end of the Company is April 30.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $145,073 to January 31, 2008. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

Note 3: Income Taxes

The Company has losses that total $145,073 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at January 31, 2008 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at January 31, 2008 is a result of the following:

Deferred tax assets $ 145,073

Valuation allowance $ (145,073)

Net deferred tax assets $ -

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarters ended January 31, 2008 as follows:

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

Note 5: Pension and Employment Liabilities

The Company does not have liabilities as at January 31, 2008, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

Note 8.    Capital Stock

On November 23, 2007, our Board of Directors approved a 15 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. Once effective, our authorized capital will increase from 70,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001 to 1,050,000,000 shares of common stock with a par value of $0.001 and 75,000,000 shares of preferred stock with a par value of $0.001.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company generated no sales for the quarter ended January 31st, 2008. The Company remains an exploration stage mining company.

The Company experienced general and administration expenses of $5,585 for the quarter ended January 31st, 2008. In the same period of 2007, the company experienced general and administration expenses of $3,173. The increase in general and administration expenses is attributed to the professional paid to fulfill the Company's obligation as a publicly reporting company.

For the quarter ended January 31st, 2008, the company experienced a net loss of $5,585 compared to a net loss of $3,173 for the quarter ended January 31, 2007.

Liquidity and Capital Resources

During the three month period ended January 31st, 2008, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of January 31st, 2008, the Company has cash on hand in the amount of $204. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

March 14, 2008	/s/ "Jordan Welsh"
Mr. Jordan Welsh, President