Form 10QSB/A
period 2008-01-31
RAZOR RESOURCES INC
filed 2008-04-10
CIK 1333614

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

See Accompany Notes

RAZOR RESOURCES INC.

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

		Inception Date
		Of
	Nine Months	February 15
	Ended	2002 to
	January 31	January 31,
	2008	2008
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	$ (12,221)	$ (145,073)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	5,827	87,327
Cash used for operating activities	(6,394)	(57,746)

Investing Activities

Financing Activities
Capital Stock subscribed	-	41,300
Loan from Stockholder	6,500	16,650
Cash provided by financing activities	6,500	57,950

Cash increase (decrease) during the period	$ 106	$ 204

Cash, beginning of period	98	-
Cash, end of period	204	204

Supplementary Information:
Income Taxes Paid	-	-
Interest Paid	-	-

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

April 10, 2008	/s/ "__________________"
Mr. Jordan Welsh, President