Form 10KSB
period 2008-04-30
RAZOR RESOURCES INC
filed 2008-07-29
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-51973

RAZOR RESOURCES INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 500, 1500 Rosecans Avenue
Manhattan Beach, CA	90266
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 310.706.4009

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

32,055,000 common shares @ $0.525 (1) = $16,828,875

(1) Average of bid and ask closing prices on July 16, 2008.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

64,555,000 common shares issued and outstanding as of July 16, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

CAUTIONARY STATEMENT

This annual report contains forward-looking. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean Razor Resources Inc., unless otherwise indicated.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate Overview

The address of our principal executive office is Suite 500, 1500 Rosecans Avenue, Manhattan Beach, CA 90266. Our telephone number is 310.706.4009.

Our common stock is quoted on the OTC Bulletin Board under the symbol "RZOR".

We do not have any subsidiaries.

Corporate History

We were incorporated on February 26, 2002 under the laws of the state of Nevada, in order to be in the business of mineral property exploration.

On November 23, 2007, our board of directors approved a 15 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. Our authorized capital increased from 70,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001 to 1,050,000,000 shares of common stock with a par value of $0.001 and 75,000,000 shares of preferred stock with a par value of $0.001.

On April 11, 2005, we acquired, on an arms length basis, from Raymond Wei Min Xu, a 100% interest in a 1,223 acre mineral claim referred to as "Mahatta", in the Nanaimo Mining Division, southwest of Port Alice, British Columbia, Canada, with "Tenure" 510120 and the expiry date of April 3, 2006. Consideration was 250,000 common shares, issued from treasury, at a price of $0.001 per share for total consideration of $250. The expiry date was the deadline for the claim renewal each year. We were to renew the Mahatta Property claim by April 3 of each year in order to maintain the claim. According to the Mineral Tenure Act of British Columbia, a mineral claim may be held for one year and thereafter from year to year. In order to maintain a mineral lease the holder of the lease must, on or before the anniversary date, spend CAN$100, or approximately $84 USD, each year per unit leased during the first three 1 year terms; and CAN$200, or approximately $168 USD, each year per unit for subsequent 1 year terms. The required expenditure can be in the form of expenditures on exploration or can be in the form of a direct payment to the Province of British Columbia. If in any year, the required exploration work expenditure is not completed and filed with the Province prior to the lease expiry date, or if a payment is not made to the Province of British Columbia in lieu of the required work prior to the lease expiry date, the mineral claims will lapse. A maximum of ten years of work credit may be filed on a claim.

The Mahatta Property is one mineral lease each consisting of 24 units. The Mahatta lease expired on April 3, 2006. The extension of the lease for another 1 year period therefore requires an expenditure of CAN$2400 or approximately $2016 USD for exploration work, plus a payment of a recording fee for each claim, or a direct payment of the same amount to the Province of British Columbia. After 3 years, the required expenditure will be CAN$4800 or $4032 USD for exploration work, plus a payment of a recording fee for each claim, or a direct payment of the same amount to the Province of British Columbia.

We allowed our interest to lapse on our Mahatta project as of April 3, 2008. We do not have any interest left in this property.

On May 1, 2008, we entered into a return to treasury agreement with Bing Wong and Rong Xing Yang, former directors and officers of our company. Pursuant to the agreement, Bing Wong had agreed to the return and cancellation of 37,500,000 shares of our common stock held by him and Rong Xing Yang had agreed to the return and cancellation of 7,482,150 shares of our common stock held by him. The share cancellation was done in error and the shares have been reinstated to the shareholders, with the exception of five million shares held by Bing Wong which shall remain cancelled.

On June 10, 2008, we entered into a letter of intent with Striker Petroleum LLC, to participate as a working interest partner in the drilling and completion of the Idaho Falls Prospect in Eastern Idaho, a domestic wildcat oil and natural gas play that is estimated to contain over 2.3 billion barrels of oil (BBO) and 11.5 trillion cubic feet (TCF) of natural gas.

On June 30, 2008, we entered into a return to treasury agreement with Drew Simpson, former director and officer of our company. Pursuant to the agreement, Drew Simpson has agreed to the return and cancellation of 7,500,000 shares of our common stock currently held by him.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage company engaged in the acquisition of mineral claims and exploration of our mineral property. To date, we have not conducted any exploration on our mineral property asset known as the Mahatta property located southwest of Port Alice, British Columbia on Vancouver Island. On April 11, 2005, we acquired outright, a 100% interest in the property for a purchase price of $250 consisting of the issuance of 250,000 shares of our common stock at a deemed issuance price of $0.001 (based upon the par value of our common stock). Activities to date have consisted solely of the staking of mining claims. We did not engage in any other business activities since inception. Seeking out a suitable property was our only business activity since inception, culminating in the acquisition of the Mahatta property on April 11, 2005.

We allowed our interest to lapse on our Mahatta project as of April 3, 2008. We do not have any interest left in this property.

On June 10, 2008, we entered into a letter of intent with Striker Petroleum LLC, to participate as a working interest partner in the drilling and completion of the Idaho Falls Prospect in Eastern Idaho, a domestic wildcat oil and natural gas play that is estimated to contain over 2.3 billion barrels of oil (BBO) and 11.5 trillion cubic feet (TCF) of natural gas.

We have not yet developed our mining property in to a producing mine, nor have we earned revenue from our sole property. Our property does not contain a known commercially viable deposit suitable for mining. There is no assurance that any commercially viable mineral deposits exist on our property. Exploration will be required before a final evaluation as to the economic feasibility is determined. Our plan of operations is to conduct mineral exploration activities on the Idaho Falls Prospect upon completion of a formal agreement with Striker Petroleum in order to assess whether this claim possess commercially viable mineral deposits. Our exploration program is designed to explore for economically viable mineral deposits, specifically gold and/or copper.

At this time we have no further plans beyond exploring the potential of the Idaho Falls Prospect. There can be no assurance that economic mineral deposits or reserves exist on the Idaho Falls Prospect until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

We must explore for and find mineralized material and determine if it is economically feasible to remove the mineral reserves. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We do not claim to have any minerals or reserves whatsoever at this time on our only property.

We have had net losses from inception to April 30, 2008. Our financial statements for each of our year end periods from inception to April 30, 2008 were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

Even if we complete an exploration program on the Idaho Falls Prospect and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit. At this stage, it would be impossible for us to determine with any degree of certainty an estimate for the future costs of exploration required to determine the potential for an economic mineral deposit.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be advances from related parties, which is not presently contemplated.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the Idaho Falls Prospect. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claims containing economic mineralization or reserves is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Idaho Falls Prospect does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Competition

The mining industry is intensely competitive. We compete with numerous individuals and companies, including many major mining companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for access to funds. There are other competitors that have operations in the area and the presence of these competitors could adversely affect our ability to compete for financing and obtain the service providers, staff or equipment necessary for the exploration and exploitation of our properties.

Compliance with Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in Canada and the United States, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in Canada and the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Employees

As of April 30, 2008, we had no employees other than our directors and officers.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Associated With Our Business

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability, the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which will result in a loss of your investment.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated on February 26, 2002 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2008 is $158,293. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to locate a profitable mineral property
  our ability to generate revenues
  our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

Because we will have to spend additional funds to determine if we have a reserve, if we cannot raise the money we will have to cease operations and you could lose your investment.

Even if we complete our current exploration programs and are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

Because our management only has limited technical training or experience in exploring for, starting, and operating an exploration program, management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. As a result, we may have to suspend or cease activities which will result in the loss of your investment.

Our management has limited experience with exploring for, starting, and operating an exploration program. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our activities, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease activities which will result in the loss of your investment.

Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve, we cannot generate revenues and you will lose your investment.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend activities.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Risks Associated with Our Common Stock

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of the risk factors before making an investment decision with respect to our common stock.

ITEM 2. DESCRIPTION OF PROPERTY.

Executive Offices

Our principal offices are located at Suite 500, 1500 Rosecans Avenue, Manhattan Beach, CA 90266. Our telephone number at our principal office is 310.706.4009. We lease our office space at this location on a month-to-month basis at a rental rate of approximately $225 per month. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Properties

There is no assurance that a commercially viable mineral deposit or reserve exists on our properties, or that we will be able to identify any mineral deposit or reserve on our properties that can be developed profitably. Even if we do discover commercially exploitable levels of minerals or reserves on our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our properties.

We have not found any other properties either for staking or purchasing but will seek such properties during the next year to diversify our holdings. Any staking and/or purchasing of properties may involve the issuance of substantial blocks of our shares.

Mahatta Project

On April 11, 2005, we acquired, on an arms length basis, from Raymond Wei Min Xu, a 100% interest in a 1223 acre mineral claim referred to as "Mahatta", in the Nanaimo Mining Division, southwest of Port Alice, British Columbia, Canada, with "Tenure" 510120 and the expiry date of April 3, 2006. Consideration was 250,000 common shares, from treasury, at a price of $0.001 per share for total consideration of $250. The expiry date is the deadline for the claim renewal each year. We were to renew the Mahatta Property claim by April 3 of each year in order to maintain the claim. According to the Mineral Tenure Act of British Columbia, a mineral claim may be held for one year and thereafter from year to year. In order to maintain a mineral lease the holder of the lease must, on or before the anniversary date, spend CAN$100, or approximately $84 USD, each year per unit leased during the first three 1 year terms; and CAN$200, or approximately $168 USD, each year per unit for subsequent 1 year terms. The required expenditure can be in the form of expenditures on exploration or can be in the form of a direct payment to the Province of British Columbia. If in any year, the required exploration work expenditure is not completed and filed with the Province prior to the lease expiry date, or if a payment is not made to the Province of British Columbia in lieu of the required work prior to the lease expiry date, the mineral claims will lapse. A maximum of ten years of work credit may be filed on a claim.

The Mahatta Property is one mineral lease each consisting of 24 units. The Mahatta lease expires on April 3, 2006. The extension of the lease for another 1 year period therefore requires an expenditure of CAN$2400 or approximately $2016 USD for exploration work, plus a payment of a recording fee for each claim, or a direct payment of the same amount to the Province of British Columbia. After 3 years, the required expenditure will be CAN$4800 or $4032 USD for exploration work, plus a payment of a recording fee for each claim, or a direct payment of the same amount to the Province of British Columbia.

We allowed our interest to lapse on our Mahatta project as of April 3, 2008. We do not have any interest left in this property.

Idaho Falls Prospect

On June 10, 2008, we entered into a letter of intent with Striker Petroleum LLC, to participate as a working interest partner in the drilling and completion of the Idaho Falls Prospect in Eastern Idaho, a domestic wildcat oil and natural gas play that is estimated to contain over 2.3 billion barrels of oil (BBO) and 11.5 trillion cubic feet (TCF) of natural gas.

ITEM 3. LEGAL PROCEEDINGS.

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was accepted for quotation on the OTC Bulletin Board under the Symbol “RZRR” on July 27, 2006. On December 26, 2007, we effected a fifteen for one forward stock split of our common shares and subsequently our symbol was changed to “RZOR”.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
April 30, 2008	$0.9555	$0.41
January 31, 2008	$0.55	$0.55
October 31, 2007	$N/A	$N/A
July 30, 2007	$1.60	$1.60
April 30, 2007	$2.25	$1.5
January 31, 2007	$2.00	$1.90
October 31, 2006	$1.30	$1.00
July 30, 2006	$0.95	$0.79

(1)	Our common stock received approval for quotation on July 27, 2006. The first trade occurred on July 28, 2006.

On July 18, 2008, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.70.

As of July 28, 2008, there were 32 holders of record of our common stock. As of such date, 64,555,000 common shares were issued and outstanding.

Our common shares are issued in registered form. Signature Stock Transfer, 2301 Ohio Drive, Suite 100, Plano, TX, 75093 (Telephone: 972.612.4120; Facsimile: 972.612.4122) is the registrar and transfer agent for our common shares.

Dividend Policy

No cash dividends have been paid by our company on our common stock. We anticipate that our company’s future earnings will be retained to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our company’s board of directors and will depend upon, among other things, future earnings, any contractual restrictions, the success of business activity, regulatory and corporate law requirements and the general financial condition of our company.

Recent Sales of Unregistered Securities

We completed an offering of 363,000 shares of our common stock at a price of $0.10 per share to a total of 27 shareholders on March 15, 2005. The total amount received from this offering was $10,000. The securities were issued to 27 non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

We completed an offering of 250,000 shares of our common stock at a price of $0.001 per share to a total of one shareholder on April 11, 2005. Razor acquired the Mahatta property as payment for the common shares of this offering. The securities were issued to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2008.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended April 30, 2009, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

Cash Requirements

We are an exploration stage company that has not generated or realized any significant revenues from our business operations.

We are an exploration company and we will be structuring our acquisitions of resource rights so that individual properties can be optioned for exploration and subsequently acquired at reasonable cost if justified by exploration results. Properties which we determine do not warrant further exploration or development expenditures are divested, typically without further financial obligation to us. Although we believe that our exploration properties may contain significant mineral deposits and reserves, our analysis of most of these properties is at a preliminary stage and some or all of the properties may not advance to a development stage. The activities performed to date at these properties often have involved the analysis of data from previous exploration efforts by others, supplemented by our own exploration programs.

There is no assurance that a commercially viable petroleum reserve exists on any of our properties, or that we will be able to identify any petroleum reserves on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of petroleum reserves on any of our properties, there can be no assurance that we will be able to enter into commercial production of our properties.

Not accounting for our working capital deficit of $87,390, we require additional funds of approximately $25,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for the year ended April 30, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until production on our properties increase. As we had cash in the amount of $833 and a working capital deficit in the amount of $87,390 as of April 30, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Estimated Net Expenditures During the Next Twelve Months

General and administrative	$15,000
Exploration Expenses	$5,000
Professional fees	$5,000
Total	$25,000

Liquidity and Capital Resources

As of the date of this annual report, we have generated limited revenues of $8,000 from our business activities.

As of April 30, 2008, our total assets were $833 and our total liabilities were $117,825 and we had a working capital deficit of $87,390. Our financial statements report a net loss of $25,440 for the year ended April 30, 2008, and a net loss of $158,293 for the period from February 15, 2002 (date of incorporation) to April 30, 2008. Our losses have increased primarily as a result of professional fees and office facility costs incurred. Our net loss from operations decreased to $25,440 for the year ended April 30, 2008, as compared to $71,130 for the year ended April 30, 2007.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through the equity offerings and loan transactions noted above.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Product Research and Development

We are conducting research in the form of exploration of our properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2009.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended April 30, 2008, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements for the fiscal years ended April 30, 2008 and April 30, 2007 follow Item 14, beginning at page 26.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective as of June 28, 2007, Moen and Company, Chartered Accountants was dismissed as the principal independent accountants of our company. The dismissal of Moen and Company was approved by our company's board of directors.

For the fiscal period ending April 30, 2006 and for the fiscal period ending April 30, 2005, the reports of the former independent accountants, Moen and Company, contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles, except for a "going concern" opinion issued in its reports for the year ended April 30, 2006.

During our company's fiscal period ending April 30, 2006 and for the fiscal period ending April 30, 2005 and any subsequent interim period preceding the date hereof, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During our fiscal period ending April 30, 2006 and for the fiscal period ending April 30, 2005 and any subsequent interim period preceding the date hereof, there were no reportable events (as described in paragraph 304(a) (1) (IV) (B) of Regulation S-B).

Effective as of June 29, 2007, we engaged Fazzari + Partners, LLP, Chartered Accountants, as our principal independent accountants to audit the financial statements of our company. During our most recent fiscal year, and any subsequent period prior to engaging Fazzari + Partners, LLP, Chartered Accountants, neither our company nor, to the best of our knowledge, anyone acting on our behalf, consulted Fazzari + Partners regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our company's financial statements, and either a written report was provided to our company or oral advice was provided that the new accountant concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was subject of a disagreement with the former accountant or a reportable event (as described in paragraph 304(a)(1)(iv) of Regulation S- B).

ITEM 8A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal accounting officer and principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of April 30, 2008, the end of the year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of April 30, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended April 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE

EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Jordan Welsh	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	51	November 1, 2007
Duncan J. Bain	Director	54	January 30, 2008
Steven E. Fisher	Director	56	June 2, 2008

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Jordan Welsh – President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Welsh was elected a director on November 1, 2007. On November 27, 2007, Mr. Walsh was appointed president and on December 4, 2007, Mr. Welsh was appointed secretary and treasurer of our company.

From 1983 to 2005, Mr. Welsh acted as fleet and lease manager and vice president with Totem Automotive Group. From 2005 to 2007, Mr. Welsh was the chief executive officer and president of JW Auto Group acting as an administrator of a multi-million dollar lease portfolio. Mr. Welsh has received the Peak Performer Award, Sales Manager from Ford of Canada and was the winner of the FALS Leasing Program for volume also from Ford of Canada.

Duncan J. Bain - Director

Mr. Bain was elected a director on January 31, 2008.

Mr. Bain has over 30 years experience in the mineral exploration industry in Canada, Mexico, Peru, Saudi Arabia, China, Colombia, Ecuador, Portugal and Papua/New Guinea. Since 1992, Mr. Bain has provided services to various mining companies through Duncan Bain Consulting Ltd. including the preparation of engineering reports, underground and surface sampling, property and regional mapping and supervision and review of drilling programs.

Mr. Bain is a director of St. Elias Mines Ltd. (a company listed on the TSX Venture Exchange), Tao Minerals Inc., HiHo Silver, Geneva Resources and Cross Creek Mining (a private Vancouver, Canada based company).

Mr. Bain obtained a Bachelor of Science Degree, Geology, from the University of Western Ontario in London, Ontario in 1977 and holds various professional designations, including Fellow, Geological Association of Canada, Professional Geoscientist of BC (P.Geo., 1991 – APEGBC), Professional Geoscientist of Ontario (P.Geo., 2004 –APGO) and Member, Prospectors and Developers Association of Canada. Mr. Bain is also a Qualified Person as defined by National Instrument 43-101 (Canada).

Steven E. Fisher - Director

Mr. Fisher was elected a director on June 2, 2008.

Mr. Fisher has been actively involved in the oil and gas industry for over 30 years. From 1998 to 2001 he acted as Chief Executive Officer of AS Testing & Tools, the second largest oilfield rental business in California at the time, specializing in pressure control equipment. From 1990 to 1998 Mr. Fisher was the Chief Operating Officer of Bakersfield Energy Resources, where he operated Mission’s Belridge oil property and administered its sale from March 1990 to March 1991. In 1992 Mr. Fisher assisted the Belridge oilfield in the purchase of a gas processing plant and obtained an oil and gas lease that delivered approximately 13MMCF/day to customers in the Los Angeles area. The liquids that were fractioned sold approximately 750 barrels/day propane, iso, normal butane, and natural gas liquids to customers throughout the Western states. Mr. Fisher received a Bachelor of Science in Petroleum Engineering from the Montana College of Mineral Science and Technology.

Audit Committee and Audit Committee Financial Expert

We do not have an Audit Committee; our board of directors performs the functions of an Audit Committee. The current size of our board of directors does not facilitate the establishment of a separate committee.

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Other Committees of the Board

Compensation Committee

We do not have a compensation committee.

Nominating Committee

We do not have a Nominating Committee, our entire board of directors perform the functions of a Nominating Committee and oversee the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2008, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Jordan Welsh	Nil	Nil	Nil
Duncan J. Bain	Nil	Nil	Nil
Steven E. Fisher	1(1)	1(1)	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

We have adopted a Code of Ethics that apples to, among other persons, our company’s principal executive officers and senior financial executives, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written standards that are designed to deter wrongdoing and to:

1. Act with honesty and integrity and in an ethical manner, avoiding actual or apparent conflicts of interest in personal and professional relationships.

2. Promptly disclose to the Company, through the General Counsel, Chief Accounting Officer, or Audit Committee, any material transaction or relationship that reasonably could be expected to give rise to a conflict of interest between personal and professional relationships.

3. Provide full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company.

4. Provide constituents with information that is accurate, complete, objective, relevant, timely, and understandable.

5. Comply with applicable rules and regulations of federal, state, and local governments and other appropriate private and public regulatory agencies.

6. Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing his or her independent judgment to be subordinated.

7. Use good business judgment in the processing and recording of all financial transactions.

8. Respect the confidentiality of information acquired in the course of the Company's business, except when authorized or otherwise legally obligated to disclose such information, and not use confidential information acquired in the course of work for personal advantage.

9. Share knowledge and maintain skills important and relevant to his or her constituents' needs.

10. Promote ethical behavior among constituents in the work environment.

11. Achieve responsible use of and control over all assets and resources employed or entrusted to him or her.

12. Comply with generally accepted accounting standards and practices, rules, regulations and controls.

13. Ensure that accounting entries are promptly and accurately recorded and properly documented and that no accounting entry intentionally distorts or disguises the true nature of any business transaction.

14. Maintain books and records that fairly and accurately reflect the Company's business transactions.

15. Sign only those documents that he or she believes to be accurate and truthful.

16. Devise, implement, and maintain sufficient internal controls to assure that financial record keeping objectives are met.

17. Prohibit the establishment of any undisclosed or unrecorded funds or assets for any purpose and provide for the proper and prompt recording of all disbursements of funds and all receipts.

18. Not knowingly be a party to any illegal activity or engage in acts that are discreditable to his or her profession or the Company.

19. Respect and contribute to the legitimate and ethical objects of the Company.

20. Engage in only those services for which he or she has the necessary knowledge, skill, and expertise.

21. Not make, or tolerate to be made, false or artificial statements or entries for any purpose in the books and records of the Company or in any internal or external correspondence, memoranda, or communication of any type, including telephone or wire communications.

22. Report to the Company, through the General Counsel, Chief Accounting Officer, or Audit Committee any situation where the Code of Ethics, the Company's standards, or the laws are being violated.

Our Code of Ethics and Business Conduct is being filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-KSB. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Razor Resources Inc., Suite 500, 1500 Rosecarns Avenue, Manhattan Beach, CA 90266.

Nomination Process

As of July 16, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, consisting of Michael Hill and Oscar Fernandez. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended April 30, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended April 30, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended April 30, 2008 and April 30, 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Jordan Welsh(1) President, Chief Executive Officer, Secretary and Treasurer	2008 2007	$Nil $N/A	$Nil $N/A	$Nil $N/A	$Nil $N/A	$Nil $N/A	$Nil $N/A	$Nil $N/A	$Nil $N/A
Bing Wong(2) Former President, Secretary and Treasurer	2008 2007	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil

(1)	Mr. Welsh was appointed President on November 27, 2007.

(2)	Mr. Wong resigned as President on November 27, 2007 and as Secretary and Treasurer on December 4, 2007.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at April 30, 2008, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended April 30, 2008.

Options Grants in the Year Ended April 30, 3008

During the year ended April 30, 2008, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended April 30, 2008 and Year End Option Values

There were no stock options exercised during the year ended April 30, 2008 and no stock options held by our executive officers at the end of the year ended April 30, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended April 30, 2008

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended April 30, 2008, we did not pay any compensation or grant any stock options to our directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of July 16, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jordan Welsh 1351 Lily Street Healdsburg, CA 95448	Nil	0%
Duncan J. Bain 49 Midale Crescent London, ON Canada, N5X 3C2	Nil	0%
Steven E. Fisher 2702 Cormier Drive Bakersfield, CA 93311	250,000 common shares	0.36%
Directors and Executive Officers as a Group(1)	250,000 common shares	0.36%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 28, 2008. As of July 28, 2008, there were 64,555,000 shares of our company’s common stock issued and outstanding.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended April 30, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Corporate Governance

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d) (5) (ii) of Regulation S-B. We have determined, however, that Steven E. Fisher and Duncan J. Bain are independent directors as defined in section 803 of the Amex Company Guide.

We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Transactions with Independent Directors

We currently do not have any independent directors.

ITEM 13. EXHIBITS.

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on July 22, 2005).

3.2	Bylaws of the Company (incorporated by reference to the Form 10-QSB filed with the Securities and Exchange Commission on July 22, 2005).

3.3

Certificate of Change filed with the Secretary of State of Nevada on December 20, 2007 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 27, 2007).

(10)	Material Contracts

10.1	Property Purchase Agreement (incorporated by reference to the Form 10-QSB filed with the Securities and Exchange Commission on July 22, 2005).

10.2	Share Cancellation/Return to Treasury Agreement (incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008).

10.3

Amended Share Cancellation/Return to Treasury Agreement dated June 30, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2008).

10.4

Share Cancellation/Return to Treasury Agreement with Drew Simpson dated June 30, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2008).

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on August 10, 2007).

Exhibit	Description
Number

(31)	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jordan Welsh.

(32)	906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jordan Welsh.

*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended April 30, 2008 and April 30, 2007:

Services	2008	2007
Audit fees	$5,775	$5,830
Tax fees	$Nil	$Nil
All other fees	$7,160	$49,784

Total fees	$12,935	$55,614

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Fazzari + Partners, Chartered Accountants LLP for the fiscal years ended April 2008 and 2007 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use Fazzari + Partners, Chartered Accountants LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Webb & Company, P.A to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Fazzari + Partners, Chartered Accountants LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board of directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Fazzari + Partners, Chartered Accountants LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Fazzari + Partners, Chartered Accountants LLP

RAZOR RESOURCES INC.

April 30, 2008 and 2007

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended April 30, 2008 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

1.	Report of Independent Registered Public Accounting Firm, dated July 29, 2008;

2.	Balance Sheet;

3.	Statements of Operations;

4.	Statements of Cash Flows;

5.	Statements of Stockholders’ Equity;

6.	Notes to Financial Statements.

July 29, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

Razor Resources Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Razor Resources Inc. (A Development Stage Company) as at April 30, 2008 and the statements of stockholders' deficit, operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2008 and the results of its operations and cash flows for the year then ended, in conformity with the accounting principles generally accepted in the United States of America.

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

Yours truly,

FAZZARI + PARTNERS LLP
Chartered Accountants
Licensed Public Accountants

RAZOR RESOURCES INC.
(A Nevada Corporation)
Balance Sheet
April 30, 2008
(With Comparative Figures as at April 30, 2007)
(Expressed in U.S. Dollars)

ASSETS
	As at April 30
	2008	2007
Current Assets
Cash	833	98
TOTAL ASSETS	833	98

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	88,223	81,500
TOTAL CURRENT LIABILITIES	88,223	81,500

Long Term Liability
Loan from Shareholder	29,602	10,150
TOTAL LONG TERM LIABILITIES	29,602	10,150

Stockholders' Equity
Capital Stock (Note 6)
Authorized:
1,050,000,000 common shares at $0.001 par value	5,137	5,137
Issued and fully paid
79,755,000 common shares at par value of $0.001 per share
(2007: 5,137,000 common shares at par value of $0.001 per share)
Additional paid in capital	36,163	36,163
Deficit, accumulated during the exploration stage	(158,293)	(132,852)
TOTAL STOCKHOLDERS' DEFICIT	(116,993)	(91,552)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	833	98

Approved on Behalf of the Board
"Jordan Welsh"	, Director and Chief Executive Officer

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars)

			Inception
			Date of
			February 26
			2002 to
	For the Year Ended		April 30,
	2008	2007	2008
Revenues
Consulting Income	-	-	8,000

General and Administration Expenses
Filing Fees	1,984	1,056	5,032
Professional Fees	12,935	55,614	111,990
Management Fees	-	-	11,250
Facilities Costs	7,317	12,000	31,317
Office Costs	5,545	-	5,545
Travel Costs	3,435	-	3,435
Registered Fees	-	100	250
Mineral Property Cost	-	2,250	2,500
Bank Service Charges	224	110	973
	25,440	71,130	166,293

Net Loss for the Period	(25,440)	(71,130)	(158,293)

Net Loss per Share
Basic and Diluted	(0.01)	(0.02)

Weighted Average Number of Shares
Shares used to compute net loss
Basic and Diluted	5,137,000	5,137,000

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars)

			Inception
			Date of
			February 26
			2002 to
	Fiscal Year Ended		April 30,
	2008	2007	2008

Cash Provided by (Used for)
Operating Activities
Net Loss for the period	(25,440)	(71,130)	(158,293)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	6,723	67,450	88,223
Cash used for operating activities	(18,717)	(3,680)	(70,069)

Investing Activities

Financing Activities
Capital stock subscribed	-	-	41,300
Loan from Shareholder	19,452	2,250	29,602
Cash provided by financing activities	19,452	2,250	70,902

Cash increase (decrease) during the period	736	(1,430)	833

Cash, Beginning of Period	98	1,528	-

Cash, End of Period	833	98	833

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Stockholders' Deficit from the Date of Inception to Fiscal Year Ended April 30, 2008
(Expressed in U.S. Dollars)

	Price	Number of	Capital Stock	Additional		Total
	Per	Common	at Par	Paid-in		Stockholders'
	Share	Shares	Value	Capital	Deficit	Deficit

Balance, February 26, 2002

Shares issued (April 19, 2002)	0.001	3,750,000	3,750	-	-	3,750

Net loss for the period from date
of inception on February 15, 2003					(27)	(27)
to April 30, 2002
Balance, April 30, 2002		3,750,000	3,750	-	(27)	3,723

Shares issued (May 28, 2002)	0.001	750,000	750			750
Shares issued (November 13, 2002)	0.001	250,000	250			250
Shares issued (November 21, 2002)	0.100	5,000	5	495		500

Net loss for the year ended					(1,226)	(1,226)
April 30, 2003
Balance, April 30, 2003		4,755,000	4,755	495	(1,253)	3,997

Shares issued (October 27, 2003)	0.100	9,000	9	891		900

Net loss for the year ended					(4,397)	(4,397)
April 30, 2004
Balance, April 30, 2004		4,764,000	4,764	1,386	(5,650)	500

Shares issued (October 27, 2004)	0.100	9,000	9	891		900
Shares issued (February 22, 2005)	0.100	100,000	100	9,900		10,000
Shares issued (March 15, 2005)	0.100	240,000	240	23,760		24,000

Share subscription unissued	0.001	250,000	250			250
(April 11, 2005)

Net loss for the year ended					(8,547)	(8,547)
April 30, 2005
Balance, April 30, 2005		5,363,000	5,363	35,937	(14,197)	27,103

Reversal of Shares to be Issued		(250,000)	(250)
Shares issued During the Year		24,000	24	226

Net loss for the year ended
April 30, 2006					(47,525)	(47,525)
Balance, April 30, 2006		5,137,000	5,137	36,163	(61,722)	(20,422)

Net loss for the year ended
April 30, 2007					(71,130)	(71,130)
Balance, April 30, 2007		5,137,000	5,137	36,163	(132,852)	(91,552)

Net loss for the year ended
April 30, 2008					(25,440)	(25,440)
Balance, April 30, 2008		5,137,000	5,137	36,163	(158,293)	(116,993)

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements

April 30, 2008

Note 1.	BUSINESS OPERATIONS

Razor Resources Inc. was incorporated on February 26, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 26, 2002 and the fiscal year end of the Company is April 30.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $158,293 to April 30, 2008. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Basis of Presentation

The accompanying financial statements for Razor Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP).

	(b)	Exploration Stage Company

Razor Resources Inc. is an exploration stage company as it does not have an established commercial deposit and is not in the production stage.

	(c)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

	(d)	Cash

Cash consists of funds on deposit with the Company’s Banker.

	(e)	Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements

April 30, 2008

(f)	Compensated Absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation's policy is to recognize the costs of compensated absences when paid to employees. At the present time the Company has no employees.

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

(g)	Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at April 30, 2008 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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

(i)	Mineral property acquisition costs and deferred exploration expenditures

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

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements

April 30, 2008

b. Where properties are disposed of, the sale proceeds are, firstly, applied as a recovery of mineral property acquisition costs, and secondly, as a gain or loss recorded in current operations.

(j)	Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159, permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2008, FASB issued FSP SFAS No. 157-2, Effective date of FASB statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157, Fair Value Measurement to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

Note 3.	INCOME TAXES

The Company has losses that total $158,293 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at April 30, 2008 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at April 30, 2008 is a result of the following:

Deferred tax assets	$145,800
Valuation allowance	$(145,800)
Net deferred tax assets	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal periods ended April 30, 2008 and 2007 is as follows:

2007
Statutory federal income tax rate	-34.0%
Valuation allowance	34.0%
Effective income tax rate	0.0%

Note 4.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements

April 30, 2008

Note 5.	PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at April 30, 2008, for pension, post-employment benefits or post- retirement benefits. The Company does not have a pension plan.

Note 6.	CAPITAL STOCK

On November 23, 2007, our Board of Directors approved a 15 for one (1) forward stock split of our authorized, issued and outstanding shares of capital stock. Once effective, our authorized capital will increase from 70,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001 to 1,050,000,000 shares of common stock with a par value of $0.001 and 75,000,000 shares of preferred stock with a par value of $0.001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAZOR RESOURCES INC.

By: /s/ Jordan Welsh
Jordan Welsh
President and Director
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

Date: July 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jordan Welsh
Jordan Welsh
President and Director
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

Date: July 29, 2008

By: /s/ Duncan J. Bain
Duncan J. Bain
Director

Date: July 29, 2008

By: /s/ Steven E. Fisher
Steven E. Fisher
Director

Date: July 29, 2008

15