Form 10-Q
period 2008-07-31
RAZOR RESOURCES INC
filed 2008-09-12
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission File Number 000-51973

RAZOR RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 500, 1500 Rosecans Avenue, Manhattan Beach, CA	90266
(Address of principal executive offices)	(Zip Code)

310.706.4009
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES    [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
79,755,000 common shares issued and outstanding as of September 12, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Balance Sheet
July 31, 2008
(With Comparative Figures at April 30, 2008)
(Expressed in U.S. Dollars)

	July 31	April 30
	2008	2008
	(Unaudited)	(Audited)
	(Prepared by Management)
ASSETS
Current Assets
Cash	$770	$833
TOTAL CURRENT ASSETS	770	833
TOTAL ASSETS	$770	$833

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued	$99,218	$88,223
TOTAL CURRENT LIABILITIES	99,218	88,223
Long Term Liability
Loan from Shareholder	$31,702	$29,602
TOTAL LONG TERM LIABILITIES	$31,702	$29,602

Stockholders' Deficit
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value
Issued and fully paid
79,755,000 common share at par value of $0.001 per share
(2007: 5,363,000 common shares at par value of $0.001 per share)	5,137	5,137
Additional paid in capital	36,163	36,163
Deficit, accumulated during the exploration stage	-	(158,293)
TOTAL STOCKHOLDERS' DEFICIT	41,300	(116,993)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$172,220	$833

Approved on Behalf of the Board
"Jordan Welsh"

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

			Inception
			Date of
	Three Months		February 15
	Ended		2002 to
	July 31		July 31
	2008	2007	2008
Revenues
Consulting Income	-	-	8,000

General and Administration Expenses
Filing Fees	2,452	100	7,484
Professional Fees	5,956	50	117,946
Management Fees			11,250
Facilities Costs	546	3,000	25,863
Office Costs	3,377	-	8,922
Travel Costs	802	-	4,237
Registered Fees	-	-	250
Mineral Property Cost	-	-	2,500
Bank Service Charges	25	23	998
	13,158	3,173	179,450

Net Loss for the Period	(13,158)	(3,173)	(171,450)

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

			Inception
			Date of
			February 15
	Three Months Ended		2002 to
	July 31,		July 31
	2008	2007	2008

Cash Provided by (Used for)
Operating Activities
Net Loss for the period	(13,158)	(3,173)	(171,450)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	10,995	3,000	99,218
Cash used for operating activities	(2,163)	(173)	(72,232)

Investing Activities

Financing Activities
Capital stock subscribed	-	-	41,300
Loan from Shareholder	2,100	200	31,702
Cash provided by financing activities	2,100	200	73,002

Cash (decrease) increase during the period	(63)	27	770

Cash, Beginning of Period	833	98	-

Cash, End of Period	770	125	770

Supplementary Information
Interest Paid	-	-	-
Taxes Paid	-	-	-

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
July 31, 2008
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

Note 1. BUSINESS OPERATIONS

Razor Resources Inc. was incorporated on February 26, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 26, 2002 and the fiscal year end of the Company is April 30.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $171,444 to July 31, 2008. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

2

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

3

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

Note 3. INCOME TAXES

The Company has losses that total $171,444 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at July 31, 2008 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Deferred tax assets	$145,800
Valuation allowance	$(145,800)
Net deferred tax assets	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal periods ended July 31, 2008 and 2007 is as follows:

2008
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

Note 5. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at July 31, 2008, for pension, post-employment benefits or post- retirement benefits. The Company does not have a pension plan.

Note 6. CAPITAL STOCK

4

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

5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Razor” mean Razor Resources Inc., unless otherwise indicated.

General Overview

The address of our principal executive office is Suite 500, 1500 Rosecans Avenue, Manhattan Beach, CA 90266. Our telephone number is 310.706.4009.

Our common stock is quoted on the OTC Bulletin Board under the symbol "RZOR".

We do not have any subsidiaries.

We were incorporated on February 23, 2001 under the laws of the state of Nevada, in order to be in the business of mineral property exploration.

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

We have had net losses from inception to July 31, 2008. Our financial statements for each of our year end periods from inception to July 31, 2008 were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

Results of Operations

Three month period ended July 31, 2008, compared to three month period ended July 31, 2007

We incurred a net loss/gain of $13,158 for the three month period ended July 31, 2008 compared to a net loss/gain of $3,173 for the comparative period in 2007. After the foreign currency adjustments, the total comprehensive loss/gain increased/decreased to $13,158 for the three month period ended July 31, 2008 compared to $3,173 for the three month period ended July 31, 2007.

We recorded total revenues of $0 for the three month period ended July 31, 2008 and total revenues of $0 during the comparable period in 2007. General and administrative expenses for the three month period ended July 31, 2008 were $13,158 versus $3,173 for the same period in 2007. This increase/decrease in 2008 can be attributed to increase in professional fees incurred for maintaining the Company’s publicly reporting status.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Expenses

Our operating expenses for the three month periods ended July 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended
	July 31
	2008	2007
Consulting	$-	$-
General and administrative	$13,158	$3,173
Interest expense	$-	$-
Depreciation	$-	$-

Operating expenses for the three months ended July 31, 2008, increased by 414% as compared to the comparative period in 2007 primarily as a result of increases in professional fees incurred for maintaining the Company’s publicly reporting status.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At July 31,	At July 31,	Percentage
	2008	2007	Increase/Decrease
Current Assets	$770	$833	-8%
Current Liabilities	$99,128	$88,223	12%
Working Capital/Deficit	$(98,358)	$(87,390)	13%

Cash Flows
	At July 31,	At July 31,
	2008	2007
Net Cash Flows from Operating Activities	$(2,163)	$(173)
Net Cash Flows from Investing Activities	$-	$-
Net Cash Flows from Financing Activities	$2,100	$200
Increase / Decrease In Cash During The Period	$(63)	$27

As of July 31, 2008, our company had working capital deficiency of $98,358. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Funding Required During the Twelve Month Period Ending July 31, 2009

General and administrative	$15,000
Exploration Expenses	$5,000
Professional fees	$5,000
Total	25,000

We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $25,000 over the next 12 months to pay for our ongoing operating expenses. These expenses include audit, legal and office expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

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

As of July 31, 2008, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

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

We were incorporated on February 23, 2001 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to July 31, 2008 is $171,450. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

RISKS RELATED TO OUR COMMON STOCK

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

3.1(2)	Articles of Incorporation

3.2(1)	Bylaws

Exhibit
Number	Description

3.3(3)	Certificate of Change filed with the Secretary of State of Nevada on December 20, 2007

10.1 (4)	Property Purchase Agreement dated April 11, 2005

10.2 (5)	Share Cancellation/Return to Treasury Agreement dated May 1, 2008

10.3(6)	Amended Share Cancellation/Return to Treasury Agreement dated June 30, 2008

10.4(7)	Share Cancellation/Return to Treasury Agreement with Drew Simpson dated June 30, 2008

14.1(8)	Code of Ethics

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)	Incorporated by reference to the Form SB-2 filed on July 22, 2005.
(2)	Incorporated by reference to the Form SB-2 filed on July 22, 2005.
(3)	Incorporated by reference to the Form 8-K filed on December 27, 2007.
(4)	Incorporated by reference to the Form SB-2 filed on July 22, 2005.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on May 6, 2008.
(6)	Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2008.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2008.
(8)	Incorporated by reference to the Form 10-KSB filed on August 10, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAZOR RESOURCES INC.
(Registrant)

Dated: September 12, 2008	/s/ Jordan Welsh
Jordan Welsh
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)