Form 10-Q
period 2008-10-31
RAZOR RESOURCES INC
filed 2008-12-22
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
64,805,000 common shares issued and outstanding as of December 18, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Balance Sheet
October 31, 2008
(With Comparative Figures at April 30, 2008)
(Expressed in U.S. Dollars)

	October 31	April 30
	2008	2008
	(unaudited)	(audited)
	(Prepared by Management)
Current Assets ASSETS
Cash	$724	$833
TOTAL CURRENT ASSETS	724	833
TOTAL ASSETS	$724	$833

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued	$101,018	$88,223
TOTAL CURRENT LIABILITIES	101,018	88,223
Long Term Liability
Due to Director	20,551
Loan from Shareholder	$20,750	$29,602
TOTAL LONG TERM LIABILITIES	$41,301	$29,602

Stockholders' Deficit
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value
Issued and fully paid
64,805,000 common share at par value of $0.001 per share	5,137	5,137
Additional paid in capital	36,163	36,163
Deficit, accumulated during the exploration stage	(182,895)	(158,293)
TOTAL STOCKHOLDERS' DEFICIT	(141,595)	(116,993)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$724	$833

Approved on Behalf of the Board

"Duncan Bain", Director and Chief Executive Officer

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

				Inception
				Date of
	Three Months		Six Months	February 15
	Ended		Ended	2002 to
	October 31		October 31	October 31
	2008	2007	2008	2008
Revenues
Consulting Income	-	-	-	8,000

General and Administration Expenses
Filing Fees	13	100	2,465	7,497
Professional Fees	1,800	300	7,756	119,746
Management Fees	3,000	-	3,000	14,250
Facilities Costs	542	3,000	1,088	26,405
Office Costs	3,105	-	6,482	12,027
Travel Costs	2,845	-	3,647	7,082
Registered Fees	-	-	-	250
Mineral Property Cost	-	-	-	2,500
Bank Service Charges	138	63	163	1,137
	11,444	3,463	24,602	190,895

Net Loss for the Period	(11,444)	(3,463)	(24,602)	(182,895)

Net Loss Per Share	(0.00)	(0.00)	(0.00)
Basic and Diluted Loss per Share

Weighted Average Number of		64,805,000	5,363,000
Shares Outstanding

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

				Inception
				Date of
	Three Months		Six Months	February 15
	Ended		Ended	2002 to
	October 31		October 31	October 31
	2008	2007	2008	2008

Cash Provided by (Used for)
Operating Activities
Net Loss for the period	(11,444)	(3,463)	(24,602)	(182,895)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	1,800	(2,500)	12,795	101,018
Cash used for operating activities	(9,645)	(5,963)	(11,807)	(81,877)

Investing Activities

Financing Activities
Capital stock subscribed	-	-	-	41,300
Due to Director	5,593	-	-	5,593
Loan from Shareholder	4,006	6,000	6,106	35,708
Cash provided by financing activities	9,599	6,000	6,106	82,601

Cash (decrease) increase	(46)	37	(5,702)	724
during the period
Cash, Beginning of Period	770	125	833	-

Cash, End of Period	724	162	724	724

See Accompany Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

Note 1. BUSINESS OPERATIONS

Razor Resources Inc. was incorporated on February 26, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 26, 2002 and the fiscal year end of the Company is April 30.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $182,895 to October 31, 2008. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

The sole officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity beomes available, such persons may face a conflict in selecting between the Company and their other business interests. The company has not formulated a policy for the resolution of such conflicts.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Year end and Comparative Figures

The Company has adopted April 30 as its fiscal year end. The unaudited financial statements should read in conjunction with the Company's audited financial statements for the year ended April 30, 2008

(b) Basis of Presentation

The accompanying financial statements for Razor Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP).

(c) Exploration Stage Company

Razor Resources Inc. is an exploration stage company as it does not have an established commercial deposit and is not in the production stage.

(d) Use of Estimates

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

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

(e) Cash

Cash consists of funds on deposit with the Company’s Banker.

(f) Income Taxes

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

(g) Compensated Absences

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

(h) Loss per Share

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

(i) Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 2008 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

(j) Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

(k) Mineral property acquisition costs and deferred exploration expenditures

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

(l) Recent accounting pronouncements

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

Note 3. INCOME TAXES

The Company has losses that total $182,895 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at October 31, 2008 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Deferred tax assets	$181,000
Valuation allowance	$(181,000)
Net deferred tax assets	$-

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal periods ended October 31, 2008 and 2007 is as follows:

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

Note 5. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at October 31, 2008, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 6. CAPITAL STOCK

On November 23, 2007, our Board of Directors approved a 15 for one (1) forward stock split of our authorized, issued and outstanding shares of capital stock. Once effective, our authorized capital will increase from 70,000,000 shares of common stock with a par value of $0.001 to 1,050,000,000 shares of common stock with a par value of $0.001 and 75,000,000 shares of preferred stock with a par value of $0.001.

Note 7. LOAN FROM SHAREHOLDER AND RELATED PARTY TRANSACTIONS

A shareholder has loaned the company $20,750, without interest and fixed term of repayment. The loan is unsecured.

A director has loaned the company $20,551, without interest and fixed term of repayment. The loan is unsecured.

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

On May 1, 2008, we entered into a return to treasury agreement with Bing Wong and Rong Xing Yang, former directors and officers of our company. Pursuant to the agreement, Bing Wong had agreed to the return and cancellation of 37,500,000 shares of our common stock held by him and Rong Xing Yang had agreed to the return and cancellation of 7,482,150 shares of our common stock held by him. The share cancellation was done in error and the shares have been reinstated to the shareholders, with the exception of five million shares held by Bing Wong which remain cancelled.

On June 10, 2008, we entered into a letter of intent with Striker Petroleum LLC, to participate as a working interest partner in the drilling and completion of the Idaho Falls Prospect in Eastern Idaho, a domestic wildcat oil and natural gas play that is estimated to contain over 2.3 billion barrels of oil (BBO) and 11.5 trillion cubic feet (TCF) of natural gas.

On June 30, 2008, we entered into a return to treasury agreement with Drew Simpson, a former director and officer of our company. Pursuant to the agreement, Drew Simpson agreed to the return and cancellation of 7,500,000 shares of our common stock held by him.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage company engaged in the acquisition of mineral claims and exploration of mineral property and since inception have not engaged in any other business activities. Activities to date have consisted solely of the staking of mining claims.

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

Results of Operations

Three Months Ended October 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2008 which are included herein.

Our operating results for the three months ended October 31, 2008, for the three months ended October 31, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Change Between Three Month Period Ended October 31, 2008 and October 31, 2007
Revenue	$ Nil	$ Nil	$ Nil
Filing Fees	13	100	(87)
Professional Fees	1,800	300	1,500
Management Fees	3,000	Nil	3,000
Facilities Costs	542	3,000	(2,458)
Office Costs	3,105	Nil	3,105
Travel Costs	2,845	Nil	2,845
Registered Fees	Nil	Nil	Nil
Mineral Property Costs	Nil	Nil	Nil
Bank Service Charges	138	63	75
Net Income (Loss)	(11,444)	(3,464)	7,980

Our accumulated losses increased to $182,895 as of October 31, 2008. Our financial statements report a net loss of $11,444 for the three month period ended October 31, 2008 compared to a net loss of $3,463 for the three month period ended October 31, 2007. Our losses have increased primarily as a result of an increase in professional and management fees and office and travel costs.

Six Months Ended October 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2008 which are included herein.

Our operating results for the six months ended October 31, 2008, for the six months ended October 31, 2007 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended October 31, 2008	Six Months Ended October 31, 2007	Change Between Six Month Period Ended October 31, 2008 and October 31, 2007
Revenue	$ Nil	$ Nil	$ Nil
Filing Fees	2,465	10	2,455
Professional Fees	7,756	350	7,406
Management Fees	3,000	Nil	3,000
Facilities Costs	1,088	6,000	(4,912)
Registered Fees	Nil	100	(100)
Office Costs	6,482	Nil	6,482
Travel Costs	3,647	Nil	3,647
Registered Fees	Nil	Nil	Nil
Mineral Property Costs	Nil	Nil	Nil
Bank Service Charges	163	86	80
Net Income (Loss)	(24,602)	(6,636)	17,996

Our financial statements report a net loss of $24,602 for the six month period ended October 31, 2008 compared to a net loss of $6,636 for the six month period ended October 31, 2007. Our losses have increased primarily as a result of an increase in professional and management fees and office and travel costs.

As at October 31, 2008, we had $101,018 in current liabilities. Our net cash used in operating activities for the six months ended October 31, 2008 was $11,807 compared to $6,136 used in the six months ended October 31, 2007. Our accumulated losses increased to $182,895 as of October 31, 2008.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	April 30,
	2008	2008
Current assets	$724	$833
Current liabilities	101,018	88,223
Working capital	$(100,294)	$(87,390)

Cash Flows

	Six Months Ended
	October 31,	October 31,
	2008	2007
Net cash used in operating activities	$11,807	$6,136
Net cash used in investing activities	Nil	Nil
Net cash provided by financing activities	6,106	6,200
Net increase (decrease) in cash during period	$(5,702)	$64

As of October 31, 2008, our company had working capital deficiency of $100,294. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Funding Required During the Twelve Month Period Ending October 31, 2009

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

Future Financings

We will require additional financing in order to enable us to proceed with the exploration of the Idaho Falls Prospect and to seek out new property acquisitions, including approximately $25,000 over the next 12 months to pay for our ongoing operating expenses. These expenses include audit, legal and office expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Loss per Share

Our company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

Mineral property acquisition costs and deferred exploration expenditures

Mineral property acquisition costs are expensed. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, are expensed as incurred while our company is in the exploration stage. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

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

b) Where properties are disposed of, the sale proceeds are, firstly, applied as a recovery of mineral property acquisition costs, and secondly, as a gain or loss recorded in current operations.

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

As of October 31, 2008, the end of the six month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on February 23, 2001 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to October 31, 2008 is $182,895. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On December 4, 2008, Jordan Welsh, a director, president, chief executive officer, chief financial officer, secretary and treasurer of our company passed away. Mr. Welsh was elected a director on November 1, 2007. On November 27, 2007, Mr. Walsh was appointed president and on December 4, 2007, Mr. Welsh was appointed secretary and treasurer of our company.

On December 16, 2008, Duncan Bain was appointed president, chief executive officer, chief financial officer, secretary and treasurer of our company.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (Incorporated by reference to the Form SB-2 filed on July 22, 2005)

3.2	Bylaws (Incorporated by reference to the Form SB-2 filed on July 22, 2005)

3.3	Certificate of Change filed with the Secretary of State of Nevada on December 20, 2007 (Incorporated by reference to the Form 8-K filed on December 27, 2007)

(10)	Material Contracts

10.1	Property Purchase Agreement dated April 11, 2005 (Incorporated by reference to the Form SB-2 filed on July 22, 2005)

10.2	Share Cancellation/Return to Treasury Agreement dated May 1, 2008 (Incorporated by reference to our Current Report on Form 8-K filed on May 6, 2008)

10.3	Amended Share Cancellation/Return to Treasury Agreement dated June 30, 2008 (Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2008)

10.4	Share Cancellation/Return to Treasury Agreement with Drew Simpson dated June 30, 2008 (Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2008)

(14)	Code of Ethics

14.1	Code of Ethics (Incorporated by reference to the Form 10-KSB filed on August 10, 2007)

(31)	Section 302 Certification

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAZOR RESOURCES INC.
(Registrant)

Dated: December 22, 2008	/s/ Duncan Bain
Duncan Bain
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)