Form 10-Q
period 2009-01-31
RAZOR RESOURCES INC
filed 2009-07-24
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ________________________________

Commission File Number 000-51973

RAZOR RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14781 Memorial Drive, Suite 1136, Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)

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
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 64,805,000 common shares issued and outstanding as of July 20, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Balance Sheet
January 31, 2009
(With Comparative Figures at April 30, 2008)
(Expressed in U.S. Dollars)

	January 31	April 30
	2009	2008
	(Unaudited)	(Audited)
	(Prepared by Management)
ASSETS
Current Assets
Cash	$1,668	$833
TOTAL CURRENT ASSETS	1,668	833
TOTAL ASSETS	$1,668	$833
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued	$108,984	$88,223
TOTAL CURRENT
LIABILITIES	108,984	88,223
Long Term Liability
Loan from Shareholder and director	$43,101	$29,602
TOTAL LONG TERM LIABILITIES	$43,101	$29,602

Stockholders' Deficit
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value

Issued and fully paid
64,805,000 common share at par value of $0.001 per share	5,137	5,137
Additional paid
in capital	36,163	36,163
Deficit, accumulated during the
exploration stage	(191,717)	(158,293)
TOTAL STOCKHOLDERS' DEFICIT	(150,416)	(116,993)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,669	$833

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

					Inception
					Date of
	Three Months		Nine Months	Nine Months	15-Feb
	Ended		Ended	Ended	2002 to
	31-Jan		31-Jan	31-Jan	31-Jan
	2009	2008	2009	2008	2009
Revenues
Consulting Income	-	-	-	-	8,000

General and Administration Expenses
Auditing Fees	-	-	-	2810	-
Filing Fees	1,074	571	3,539	671	8,571
Professional Fees	7,451	4,990	15,207	2530	127,197
Management Fees	-	-	3,000	-	14,250
Facilities Costs	-	-	1,088	6000	26,405
Office Costs	60	-	6,542	-	12,087
Travel Costs	28	-	3,675	-	7,110
Registered Fees	-	-	-	100	250
Mineral Property Cost	-	24	-	-	2,500
Bank Service Charges	209	-	372	110	1,346
	8,822	5,585	33,424	12,221	199,717
Net Loss for the Period	-8,822	-5,585	-33,424	-12,331	-191,717

Net Loss Per Share	0	0	0	0
Basic and Diluted Loss per Share
Weighted Average Number of	64,805,000	79,755,000
Shares Outstanding

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

			Inception
	Nine	Nine	Date of
	Months	Months	February 15
	Ended	Ended	2002 to
	January 31	January 31	January 31
	2009	2008	2009

Cash Provided by (Used for)
Operating Activities

Net Loss for the period	(33,424)	(12,221)	(191,717)
Changes in non-cash working capital items

Accounts Payable and Accrued Liabilities	20,761	5,827	108,984

Cash used for operating activities	(12,663)	(6,394)	(82,733)

Investing Activities

Financing Activities

Capital stock subscribed	-	-	41,300

Due to Director	-	-	-

Loan from Shareholder	13,499	6,500	43,101

Cash provided by financing activities	13,499	6,500	84,401

Cash increase	836	106	1,668
during the period

Cash, Beginning of Period	833	98	-

Cash, End of Period	1,669	204	1,668

Supplementary
Information:

Income Taxes Paid	-	-	-

Interest Paid	-	-	-

See Accompany Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
January 31, 2009
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

Note 1. BUSINESS OPERATIONS

Razor Resources Inc. was incorporated on February 26, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 26, 2002 and the fiscal year end of the Company is April 30.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $191,717 to January 31, 2009. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

The sole officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The company has not formulated a policy for the resolution of such conflicts.

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
January 31, 2009
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

(i) Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at January 31, 2009 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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
January 31, 2009
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

Note 3. INCOME TAXES

The Company has losses that total $191,717 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at January 31, 2009 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Deferred tax assets	$191,717
Valuation allowance	$(191,717)
Net deferred tax assets	$-

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
January 31, 2009
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal periods ended January 31, 2009 and 2008 is as follows:

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

Note 5. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at January 31, 2009, for pension, post-employment benefits or post- retirement benefits. The Company does not have a pension plan.

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

Note 7. LOAN FROM SHAREHOLDER AND RELATED PARTY TRANSACTIONS

A shareholder has loaned the company $22,550, without interest and fixed term of repayment. The loan is unsecured.

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

We have not yet developed our mining property into a producing mine, nor have we earned revenue from our sole property. Our property does not contain a known commercially viable deposit suitable for mining. There is no assurance that any commercially viable mineral deposits exist on our property. Exploration will be required before a final evaluation as to the economic feasibility is determined. Our plan of operations is to conduct mineral exploration activities on the Idaho Falls Prospect upon completion of a formal agreement with Striker Petroleum in order to assess whether this claim possess commercially viable mineral deposits. Our exploration program is designed to explore for economically viable mineral deposits, specifically gold and/or copper.

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

Results of Operations

Three Months Ended January 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2009 which are included herein.

Our operating results for the three months ended January 31, 2009, for the three months ended January 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Change Between Three Month Period Ended January 31, 2009 and January 31, 2008
Revenue	$ Nil	$ Nil	$ Nil
Filing Fees	1,074	571	503
Professional Fees	7,451	4,990	2,461
Management Fees	Nil	Nil	Nil
Facilities Costs	Nil	Nil	Nil
Office Costs	60	Nil	60
Travel Costs	28	Nil	28
Registered Fees	Nil	Nil	Nil
Mineral Property Costs	Nil	24	(24)
Bank Service Charges	209	Nil	209
Net Income (Loss)	(8,822)	(5,585)	3,237

Our accumulated losses increased to $191,717 as of January 31, 2009. Our financial statements report a net loss of $8,822 for the three month period ended January 31, 2009 compared to a net loss of $5,585 for the three month period ended January 31, 2008. Our losses have increased primarily as a result of an increase in professional and management fees and office and travel costs.

Nine Months Ended January 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2009 which are included herein.

Our operating results for the nine months ended January 31, 2009, for the nine months ended January 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Nine months Ended January 31, 2009	Nine months Ended January 31, 2008	Change Between Nine month Period Ended January 31, 2009 and January 31, 2008
Revenue	$ Nil	$ Nil	$ Nil
Filing Fees	3,539	671	2,868
Professional Fees	15,207	5,340	9,867
Management Fees	3,000	Nil	3,000
Facilities Costs	1,088	6,000	(4,912)
Office Costs	6,542	Nil	6,542
Travel Costs	3,675	Nil	3,675
Registered Fees	Nil	100	(100)
Mineral Property Costs	Nil	Nil	Nil
Bank Service Charges	372	110	262
Net Income (Loss)	(33,424)	(12,221)	21,203

Our financial statements report a net loss of $33,424 for the nine month period ended January 31, 2009 compared to a net loss of $12,221 for the nine month period ended January 31, 2008. Our losses have increased primarily as a result of an increase in professional and management fees and office and travel costs.

As at January 31, 2009, we had $108,984 in current liabilities. Our net cash used in operating activities for the nine months ended January 31, 2009 was $12,663 compared to $6,394 used in the nine months ended January 31, 2008. Our accumulated losses increased to $191,717 as of January 31, 2009.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At
	January 31,	April 30,
	2009	2008
Current assets	$1,668	$833
Current liabilities	108,984	88,223
Working capital	$(107,316)	$(87,390)

Cash Flows

	Nine Months Ended
	January 31,	January 31,
	2009	2008
Net cash used in operating activities	$(12,663)	$(6,394)
Net cash used in investing activities	Nil	Nil
Net cash provided by financing activities	13,499	6,500
Net increase in cash during period	$836	$106

As of January 31, 2009, our company had working capital deficiency of $107,316. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Funding Required During the Twelve Month Period Ending January 31, 2010

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on February 23, 2001 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to January 31, 2009 is $191,717. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On December 4, 2008, Jordan Welsh, a director, president, chief executive officer, chief financial officer, secretary and treasurer of our company passed away. Mr. Welsh was elected a director on November 1, 2007. On November 27, 2007, Mr. Welsh was appointed president and on December 4, 2007, Mr. Welsh was appointed secretary and treasurer of our company.

On May 19, 2009, Duncan Bain resigned as a director and officer of our company. Prior to the resignation of Mr. Bain, we appointed Kelly Fielder as president Secretary and director of our company.

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

RAZOR RESOURCES INC.
(Registrant)

Dated: July 24, 2009	/s/ Kelly Fielder
Kelly Fielder
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)