Form 10-K
period 2009-04-30
RAZOR RESOURCES INC
filed 2009-08-13
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

For the fiscal year ended April 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission file number 000-51973

RAZOR RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14781 Memorial Drive, Suite 1136, Houston, TX	77079
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	310.706.4009

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 10, 2009 was
$9,683,250 based on a $0.15 closing price for the Common Stock on August 7, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

64,805,000 shares of common stock issued & outstanding as of August 10, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.           Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our company”, mean Razor Resources Inc. a Nevada corporation, unless otherwise indicated.

Corporate History

The address of our principal executive office is Suite 1136, 14781 Memorial Drive, Houston, Texas 77079. Our telephone number is 310.706.4009.

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

We believed that our previous management had entered into a letter of intent to participate as a working interest partner in the drilling and completion of an oil and gas prospect in Eastern Idaho. Upon further investigation, current management has elected not to pursue any proposed acquisition of a working interest on the Idaho prospect as no binding or enforceable agreement had been entered into with Striker Petroleum LLC, as they did not own any interest in the prospect.

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

Our management is currently evaluating other potential business opportunities that might be available to our company. Our management will begin analyzing various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis will include sourcing additional forms of financing to continue in mineral exploration, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and the exploration results have not been positive.

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

Compliance with Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in Colombia and the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

Item 1A.        Risk Factors

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

We were incorporated on February 23, 2001 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2009 is $197,717. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our management is currently seeking out potential business opportunities and there are numerous risks associated with any potential business opportunity.

We intend to use reasonable efforts to acquire or complete potential business opportunities that our management determines is in the best interests of our shareholders. Such combinations will be accompanied by risks commonly encountered in acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

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

Item 1B.        Unresolved Staff Comments

None.

Item 2.           Properties

We do not own any real property. Our principal business offices are located at is Suite 1136, 14781 Memorial Drive, Houston, Texas 77079. We currently lease our space at an annual cost of $0. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

Item 3.           Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.           Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended April 30, 2009.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2009	$N/A	$N/A
January 31, 2009	$0.30	$0.15
October 31, 2008	$0.35	$0.15
July 31, 2008	$0.70	$0.41

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2008	$0.9555	$0.41
January 31, 2008	$0.55	$0.55
October 31, 2007	$N/A	$N/A
July 31, 2007	$1.60	$1.60
April 30, 2007	$2.25	$1.5

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Signature Stock Transfer, 2301 Ohio Drive, Suite 100, Plano, TX, 75093 (Telephone: 972.612.4120; Facsimile: 972.612.4122) is the registrar and transfer agent for our common shares

On July 21, 2009, the list of stockholders for our shares of common stock showed 35 registered stockholders and 64,805,000 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on February 15, 2002. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2009.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	N/A	N/A	N/A

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2009.

Recent Sales of Unregistered Securities

None.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2009 and April 30, 2008 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve month period, we intend to focus our efforts locating and acquiring a suitable resources project please expand if needed.

We are currently seeking opportunities in all industry sectors. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Not accounting for our working capital deficit of $115,221, we require additional funds of approximately $10,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Even if we are able to acquire an interest in a mineral or oil and gas property or enter into a non-resource business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2010.

General and Administrative Expenses

We expect to spend $10,000 during the twelve-month period ending April 30, 2010 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2010.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed. As at April 30, 2009, our only employees was our directors and officer.

Results of Operations for the Years Ended April 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2009 and 2008.

Our operating results for the years ended April 30, 2009 and 2008 are summarized as follows:

		Year Ended
		April 30
		2009		2008

Revenue	$	Nil	$	Nil
Operating Expenses		$39,424		$25,440
Net Loss		$39,424		$25,440

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended April 30, 2009 and April 30, 2008 are outlined in the table below:

		Year Ended
		April 30

		2009		2008

Filing fees		$3,539		$1,984
Professional fees		$21,207		$12,935
Management fees		$3,000	$	Nil
Facilities costs		$1,088		$1,317
Office costs		$6,542		$5,545
Travel costs		$3,675		$3,435
Registered fees	$	Nil	$	Nil
Mineral property cost	$	Nil	$	Nil
Bank service charges		$372		$224

The increase in operating expenses for the year ended April 30, 2009, compared to the same period in fiscal 2008, was mainly due to an increase in filing fees, professional fees and management fees.

Liquidity and Financial Condition

As of April 30, 2009, our total assets were $Nil and our total current liabilities were $115,221 and we had a working capital deficit of $115,221. Our financial statements report a net loss of $39,424 for the year ended April 30, 2009, and a net loss of $197,717 for the period from February 26, 2002 (date of inception) to April 30, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At		At
		April 30, 2009		April 30, 2008

Net Cash (Used in) Operating Activities		$(12,663)		$(18,717)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$11,593		$19,452
Cash (decrease) increase during the year		$(1,070)		$736

We had cash in the amount of $Nil as of April 30, 2009 as compared to $833 as of April 30, 2008. We had a working capital deficit of $115,221 as of April 30, 2009 compared to working capital deficit of $87,390 as of April 30, 2008.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159, permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our company’s financial condition or results of operations.

In February 2008, FASB issued FSP SFAS No. 157-2, Effective date of FASB statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157, Fair Value Measurement to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.           Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated August 10, 2009.

Audited Balance Sheet as at April 30, 2009.

Audited Statements of Operations for the year ended April 30, 2009 and for the year ended April 30, 2008.

Audited Statements of Changes in Stockholders' Equity for the year ended April 30, 2009 and for the year ended April 30, 2008.

Audited Statements of Cash Flows for the year ended April 30, 2009 and for the year ended April 30, 2008.

Notes to the Financial Statements.

August 10, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
                               Razor Resources Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Razor Resources Inc. (A Development Stage Company) as at April 30, 2009 and the statements of stockholders' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2009 and the results of its operations and cash flows for the year then ended, in conformity with the accounting principals generally accepted in the United States of America.

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

Yours truly,

FAZZARI + PARTNERS LLP
Chartered Accountants
Licensed Public Accountants

Vaughan, Ontario

RAZOR RESOURCES INC.
(A Nevada Corporation)
Balance Sheet
April 30, 2009
(With Comparative Figures at April 30, 2008)
(Expressed in U.S. Dollars)

	April 30	April 30
	2009	2008

ASSETS
Cash	$-	$833

TOTAL ASSETS	$-	$833

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank indebtedness	$237	$-
Accounts payable and accrued	$114,984	$88,223
TOTAL CURRENT LIABILITIES	115,221	88,223
Long Term Liability
Loan from Shareholder and Director	$41,196	$29,602
TOTAL LIABILITIES	$156,417	$117,825

Stockholders' Deficit
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value
75,00,000 preferred shares at $0.001 par value
Issued and fully paid
64,805,000 common shares at par value of $0.001 per share (2008:
79,755,000 common shares at par value of $0.001 per share)	5,137	5,137
Additional paid in capital	36,163	36,163
Deficit, accumulated during the exploration stage	(197,717)	(158,293)
TOTAL STOCKHOLDERS' DEFICIT	(156,417)	(116,993)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$833

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars)

			Inception
			Date of
	Twelve Months	Twelve Months	February 15
	Ended	Ended	2002 to
	April 30	April 30	April 30
	2009	2008	2009
Revenues
Consulting Income	-	-	8,000

General and Administration Expenses
Rent
Filing Fees	3,539	1,984	8,572
Professional Fees	21,207	12,935	133,197
Management Fees	3,000	-	14,250
Facilities Costs	1,088	1,317	26,405
Office Costs	6,542	5,545	12,087
Travel Costs	3,675	3,435	7,110
Registered Fees	-	-	250
Mineral Property Cost	-	-	2,500
Bank Service Charges	372	224	1,346
	39,424	25,440	205,717

Net Loss for the Year	(39,424)	(25,440)	(197,717)

Net Loss Per Share	(0.00)	(0.00)
Basic and Diluted Loss per Share	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	64,805,000	79,755,000

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars)

			Inception
			Date of
	Twelve Months	Twelve Months	February 15
	Ended	Ended	2002 to
	April 30	April 30	April 30
	2009	2008	2009

Cash Provided by (Used for)
Operating Activities
Net Loss for the period	(39,424)	(25,440)	(197,717)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	26,761	6,723	114,984
	(12,663)	(18,717)	(82,733)

Investing Activities

Financing Activities
Capital stock subscribed		-	41,300
Due to Director	9,598	-
Loan from Shareholder	1,995	19,452	43,101
Cash provided by financing activities	11,593	19,452	84,401

Cash (decrease) increase	(1,070)	736	1,668
during the year
Cash, Beginning of year	833	98	-

(Bank indebtedness) cash, End of year	(237)	833	1,668

Supplementary Information
Income Taxes Paid	-	-	-
Interest Paid	-	-	-

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Stockholders' Deficit from the Date of Inception to Fiscal Year Ended April 30, 2009
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

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Stockholders' Deficit from the Date of Inception to Fiscal Year Ended April 30, 2009
(Expressed in U.S. Dollars)

	Price	Number of	Capital Stock	Additional		Total
	Per	Common	at Par	Paid-in		Stockholders'
	Share	Shares	Value	Capital	Deficit	Deficit

(April 11, 2005)

Net loss for the year ended					(8,547)	(8,547)
April 30, 2005
Balance, April 30, 2005		5,363,000	5,363	35,937	(14,197)	27,103

Reversal of Shares to be Issued		(250,000)	(250)
Shares issued During the Year		24,000	24	226

Net loss for the year ended
April 30, 2006					(47,525)	(47,525)
Balance, April 30, 2006		5,137,000	5,137	36,163	(61,722)	(20,422)

Net loss for the year ended
April 30, 2007					(71,130)	(71,130)
Balance, April 30, 2007		5,137,000	5,137	36,163	(132,852)	(91,552)

Forward Split of Shares, 15 to 1		71,918,000
Net loss for the year ended
April 30, 2008					(25,440)	(25,440)
Balance, April 30, 2008		77,055,000	5,137	36,163	(158,293)	(116,993)

Shares Cancelled		(12,500,000)
Shares issued		250,000
Net Loss for the year ended
April 30, 2009					(39,424)	(39,424)
Balance, April 30, 2009		64,805,000	5,137	36,163	(197,717)	(156,417)

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
April 30, 2009
(Expressed in U.S. Dollars)

Note 1. BUSINESS OPERATIONS

Razor Resources Inc. was incorporated on February 23, 2001 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002 and the fiscal year end of the Company is April 30.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $ 197,717 to April 30, 2009. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

(b) Basis of Presentation
The accompanying financial statements for Razor Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

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

(e) Bank Indebtedness
Bank indebtedness consists of overdraft with the Company’s Banker.

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

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
April 30, 2009
(Expressed in U.S. Dollars)

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

(i) Disclosure about fair value of financial instruments
The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at April 30, 2009 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
April 30, 2009
(Expressed in U.S. Dollars)

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

Note 3. INCOME TAXES

The Company has losses that total $197,717 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at April 30, 2009 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Deferred tax assets	$197,717
Valuation allowance	$(197,717)
Net deferred tax assets	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal periods ended April 30, 2009 and 2008 is as follows:

2009
Statutory federal income tax rate	-34.0%
Valuation allowance	34.0%
Effective income tax rate	0.0%

Note 4. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
April 30, 2009
(Expressed in U.S. Dollars)

arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 5. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at April 30, 2009, for pension, post-employment benefits or post- retirement benefits. The Company does not have a pension plan.

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

Note 7. LOAN FROM SHAREHOLDER AND RELATED PARTY TRANSACTIONS

A shareholder has loaned the company $22,732 without interest and fixed term of repayment. The loan is unsecured.

A director has loaned the company $18,464 without interest and fixed term of repayment. The loan is unsecured.

These loans will not be repaid in the next year.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 9A (T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of April 30, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended April 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.         Other Information

None

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed
Kelly Fielder	President, Secretary and Director	40	May 19, 2009
Steve E. Fisher	Director	57	June 2, 2008

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Kelly Fielder – President, Secretary and Director

Mr. Fielder is currently Chief Executive Officer and a Director of Resilient Energy Inc. (“Resilient”) which is a reporting corporation with the Securities and Exchange Commission. Incorporated in the State of Delaware, Resilient is involved in the North American oil and gas industry. Having served on the board of directors of several reporting public and private companies in North America including Holloman Energy Inc., Sharps Elimination Technologies Inc., and Spectrum Meditech Inc., Mr. Fielder brings with him considerable experience in mergers and acquisitions, and corporate re-organizations as well an extensive regulatory and legal background dealing with North American stock exchanges and the most recent Sarbanes Oxley Act.

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

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.            any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.            any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.            being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.            being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2009, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Kelly Fielder	1(1)	Nil	Nil
Steven E. Fisher	Nil	Nil	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

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

Our Code of Ethics and Business Conduct is being filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Razor Resources Inc., Suite 1136, 14781 Memorial Drive, Houston, TX 77079.

Item 11.          Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2009 and 2008; and
  up to two additional individuals for whom disclosure would have been provided under (b)

but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2009 and 2008,

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kelly Fielder(1) President and Secretary	2009 2008	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Duncan Bain(2) President and Secretary	2009 2008	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Jordan Welsh(2) President, Chief Executive Officer, Secretary and Treasurer	2009 2008	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Bing Wong(3) Former President, Secretary and Treasurer	2009 2008	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Mr. Fielder was appointed president and secretary of our company on May 19, 2009.

(2)	Mr. Bain was appointed president and secretary on December 4, 2008 and resigned as a director and officer of our company on May 19, 2009.

(2)	Mr. Welsh was appointed president on November 27, 2007 and as secretary and treasurer on December 4, 2007. Mr. Welsh passed away on December 4, 2008.

(3)	Mr. Wong resigned as president on November 27, 2007 and as Secretary and Treasurer on December 4, 2007.

Stock Options/SAR Grants

During the period from inception (February 15, 2002) to April 30, 2009, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2009 or April 30, 2008 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2009.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to April 30, 2009.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 21, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Owner(1)	of Class(2)

Kelly Fielder	Nil	N/A
Houston, TX

Steven E. Fisher	250,000	0.39%
Bakersfield, CA

Josh Easton	3,750,000	5.79%
Vancouver, BC

Xuxin Shao	3,750,000	5.79%
Vancouver, BC

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Owner(1)	of Class(2)

Randy White	3,750,000	5.79%
North Vancouver, BC

Bing Wong	32,500,000	50.15%
Surrey, BC

Rong Xin Yang	7,232,250	11.16%
Vancouver, BC

All Officers and Directors	250,000	0.39%
As a Group (2 individuals)

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoters of our company are our directors and officers.

Director Independence

We currently act with two directors, consisting of Kelly Fielder and Steven E. Fisher. We have determined that Oscar Fernandez is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.          Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2009 and for fiscal year ended April 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2009 ($)	2008 ($)
Audit Fees	6,000	5,775
Audit Related Fees	3,250	Nil
Tax Fees	Nil	Nil
All Other Fees	2,678	7,160
Total	11,928	12,935

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.          Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (Incorporated by reference to the Form SB-2 filed on July 22, 2005)

3.2	Bylaws (Incorporated by reference to the Form SB-2 filed on July 22, 2005)

3.3	Certificate of Change filed with the Secretary of State of Nevada on December 20, 2007 (Incorporated by reference to the Form 8-K filed on December 27, 2007)

(10)	Material Contracts

10.1	Property Purchase Agreement dated April 11, 2005 (Incorporated by reference to the Form SB-2 filed on July 22, 2005)

10.2	Share Cancellation/Return to Treasury Agreement dated May 1, 2008 (Incorporated by reference to our Current Report on Form 8-K filed on May 6, 2008)

10.3	Amended Share Cancellation/Return to Treasury Agreement dated June 30, 2008 (Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2008)

10.4	Share Cancellation/Return to Treasury Agreement with Drew Simpson dated June 30, 2008 (Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2008)

Exhibit Number	Description

(14)	Code of Ethics

14.1	Code of Ethics (Incorporated by reference to the Form 10-KSB filed on August 10, 2007)

(31)	Section 302 Certification

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAZOR RESOURCES, INC.

/s/ Kelly Fielder
Kelly Fielder
President, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kelly Fielder	President, Secretary and Director	August 13, 2009
Kelly Fielder

/s/ Steven E. Fisher	Director	August 13, 2009
Steven E. Fisher