Form 10-Q
period 2009-07-31
RAZOR RESOURCES INC
filed 2009-09-11
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 64,805,000 common shares issued and outstanding as of September 4, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Balance Sheet
July 31, 2009
(With Comparative Figures at April 30, 2009)
(Expressed in U.S. Dollars)

	July 31	April 30
	2009	2009
	(Unaudited)
ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank indebtedness	$-	$237
Accounts payable and accrued	$116,784	$114,984
TOTAL CURRENT LIABILITIES	117,021	115,221
Long Term Liability
Loan from Shareholder and Director	$41,433	$41,196
TOTAL LIABILITIES	$158,217	$156,417

Stockholders' Deficit
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value
75,00,000 preferred shares at $0.001 par value
Issued and fully paid
64,805,000 common shares at par value of $0.001 per share
	5,137	5,137
Additional paid in capital	36,163	36,163
Deficit, accumulated during the exploration stage	(199,517)	(197,717)
TOTAL STOCKHOLDERS' DEFICIT	(158,217)	(156,417)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)

			Inception
	Three	Three	Date of
	Months	Months	February 15
	Ended	Ended	2002 to
	July 31	July 31	July 31
	2009	2008	2009
Revenues
Consulting Income	-	-	8,000

General and Administration Expenses
Rent
Filing Fees	-	2,452	8,572
Professional Fees	1,800	5,956	134,997
Management Fees	-	-	14,250
Facilities Costs	-	546	26,405
Office Costs	-	3,377	12,087
Travel Costs	-	802	7,110
Registered Fees	-	-	250
Mineral Property Cost	-	-	2,500
Bank Service Charges	-	25	1,346
	1,800	13,158	207,517

Net Loss for the Period	(1,800)	(13,158)	(199,517)

Net Loss Per Share	(0.00)	(0.00)
Basic and Diluted Loss per Share	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	64,805,000	64,805,000

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)

			Inception
	Three	Three	Date of
	Months	Months	February 15
	Ended	Ended	2002 to
	July 31	July 31	July 31
	2009	2008	2009

Cash Provided by (Used for)
Operating Activities
Net Loss for the period	(1,800)	(13,158)	(199,517)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	1,800	10,995	116,784
	-	(2,163)	(82,733)

Investing Activities

Financing Activities
Capital stock subscribed		-	41,300
Due to Shareholder/director	237	2,100	41,433
Cash provided by financing activities	237	2,100	82,733

Cash (decrease) increase	237	(63)	-
during the period
(Bank indebtedness) Cash, Beginning of period	(237)	833	-

Cash, End of period	-	770	-

Supplementary Information
Income Taxes Paid	-	-	-
Interest Paid	-	-	-

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Stockholders' Deficit from the Date of Inception to Fiscal Year Ended
April 30, 2009
(Expressed in U.S. Dollars)

			Capital
	Price	Number of	Stock	Additional		Total
	Per	Common	at Par	Paid-in		Stockholders'
	Share	Shares	Value	Capital	Deficit	Deficit

Balance, February 26, 2002

Shares issued (April 19, 2002)	0.001	3,750,000	3,750	-	-	3,750

Net loss for the period from date
of inception on February 15, 2003					(27)	(27)
to April 30, 2002
Balance, April 30, 2002		3,750,000	3,750	-	(27)	3,723

Shares issued (May 28, 2002)	0.001	750,000	750			750
Shares issued (November 13,	0.001	250,000	250			250
2002)
Shares issued (November 21,	0.100	5,000	5	495		500
2002)

Net loss for the year ended					(1,226)	(1,226)
April 30, 2003
Balance, April 30, 2003		4,755,000	4,755	495	(1,253)	3,997

Shares issued (October 27, 2003)	0.100	9,000	9	891		900

Net loss for the year ended					(4,397)	(4,397)
April 30, 2004
Balance, April 30, 2004		4,764,000	4,764	1,386	(5,650)	500

Shares issued (October 27, 2004)	0.100	9,000	9	891		900
Shares issued (February 22, 2005)	0.100	100,000	100	9,900		10,000
Shares issued (March 15, 2005)	0.100	240,000	240	23,760		24,000

Share subscription unissued	0.001	250,000	250			250

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Stockholders' Deficit from the Date of Inception to Fiscal Year Ended
April 30, 2009
(Expressed in U.S. Dollars)

			Capital
	Price	Number of	Stock	Additional		Total
	Per	Common	at Par	Paid-in		Stockholders'
	Share	Shares	Value	Capital	Deficit	Deficit

(April 11, 2005)

Net loss for the year ended					(8,547)	(8,547)
April 30, 2005
Balance, April 30, 2005		5,363,000	5,363	35,937	(14,197)	27,103

Reversal of Shares to be Issued		(250,000)	(250)
Shares issued During the Year		24,000	24	226

Net loss for the year ended
April 30, 2006					(47,525)	(47,525)
Balance, April 30, 2006		5,137,000	5,137	36,163	(61,722)	(20,422)

Net loss for the year ended
April 30, 2007					(71,130)	(71,130)
Balance, April 30, 2007		5,137,000	5,137	36,163	(132,852)	(91,552)

Forward Split of Shares, 15 to 1		71,918,000
Net loss for the year ended
April 30, 2008					(25,440)	(25,440)
Balance, April 30, 2008		77,055,000	5,137	36,163	(158,293)	(116,993)

Shares Cancelled		(12,500,000)
Shares issued		250,000
Net Loss for the year ended
April 30, 2009					(39,424)	(39,424)
Balance, April 30, 2009		64,805,000	5,137	36,163	(197,717)	(156,417)

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
July 31, 2009
(Expressed in U.S. Dollars) (unaudited)

Note 1. BUSINESS OPERATIONS

Razor Resources Inc. was incorporated on February 23, 2001 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002 and the fiscal year end of the Company is April 30.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $ 199,517 to July 31, 2009. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Year end and Comparative Figures
The Company has adopted April 30 as its fiscal year end. The uanaudited financial statements should read in conjunction with the Company’s audited financial statements for the year ended April 30, 2009.

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
July 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

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

(i) Disclosure about fair value of financial instruments
The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at July 31, 2009 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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
July 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

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

Note 3. INCOME TAXES

The Company has losses that total $197,717 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at July 31, 2009 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Deferred tax assets	$199,517
Valuation allowance	$(199,517)
Net deferred tax assets	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal periods ended July 31, 2009 and 2008 is as follows:

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
July 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 5. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at July 31, 2009, for pension, post-employment benefits or post- retirement benefits. The Company does not have a pension plan.

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

Note 7. LOAN FROM SHAREHOLDER AND RELATED PARTY TRANSACTIONS

A shareholder has loaned the company $22,969 without interest and fixed term of repayment. The loan is unsecured.

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

Not accounting for our working capital deficit of $117,021 we require additional funds of approximately $10,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

We do not intend to invest in capital expenditures during the twelve-month period ending July 31, 2010.

General and Administrative Expenses

We expect to spend $10,000 during the twelve-month period ending July 31, 2010 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending July 31, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2010.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed. As at July 31, 2009, our only employees were our directors and officer.

Results of Operations

Three Months Ended July 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2009 which are included herein.

Our operating results for the three months ended July 31, 2009, for the three months ended July 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Change Between Three Month Period Ended July 31, 2009 and July 31, 2008
Revenue	$ Nil	$ Nil	$ Nil
Operating Expenses	1,800	13,158	(11,358)
Net Income (Loss)	(1,800)	(13,158)	11,358

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the three months ended July 31, 2009 and July 31, 2008 are outlined in the table below:

		Three Months Ended
		July 31

		2009		2008

Filing fees	$	Nil		$2,452
Professional fees		$1,800		$5,956
Management fees	$	Nil	$	Nil
Facilities costs	$	Nil		$546
Office costs	$	Nil		$3,377
Travel costs	$	Nil		$802
Registered fees	$	Nil	$	Nil
Mineral property cost	$	Nil	$	Nil
Bank service charges	$	Nil		$25

The decrease in operating expenses for the three months ended July 31, 2009, compared to the same period in fiscal 2008, was mainly due to a decrease in all operating expenses.

Liquidity and Financial Condition

As of July 31, 2009, our total assets were $Nil and our total current liabilities were $117,021 and we had a working capital deficit of $117,021. Our financial statements report a net loss of $1,800 for the three months ended July 31, 2009, and a net loss of $199,517 for the period from February 26, 2002 (date of inception) to July 31, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At		At
		July 31,		July 31,
		2009		2008

Net Cash (Used in) Operating Activities	$	Nil		$(2,163)
Net Cash Provided by (Used In) Investing	$	Nil	$	Nil
Activities
Net Cash Provided by Financing Activities		$237		$2,100
Cash (decrease) increase during the year		$237		$(63)

We had cash in the amount of $Nil as of July 31, 2009 as compared to $770 as of July 31, 2008. We had a working capital deficit of $117,021 as of July 31, 2009 compared to working capital deficit of $115,221 as of April 30, 2009.

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

Item 4(T). Controls and Procedures.

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

As of July 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We were incorporated on February 23, 2001 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to July 31, 2009 is $199,517. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

RAZOR RESOURCES INC.
(Registrant)

Dated: September 10, 2009	/s/ Kelly Fielder
Kelly Fielder
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)