Form 10-Q
period 2009-10-31
RAZOR RESOURCES INC
filed 2009-12-15
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to______________

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
[ ] YES [ ] NO

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
64,805,000 common shares issued and outstanding as of December 1, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Balance Sheets
October 31, 2009 (With Comparative Figures at April 30, 2009)
(Expressed in U.S. Dollars) (Unaudited)

		October 31, 2009	April 30, 2009
ASSETS

Cash	$		$-

TOTAL ASSETS	$		$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Indebtedness		$-	$237
Accounts payable and accrued		118,584	114,984
TOTAL CURRENT LIABILITIES		118,584	115,221
Long Term Liability
Loan from Shareholder and Director		$41,433	$41,196
TOTAL LIABILITIES		$160,017	$156,417

Stockholders' Equity (Deficit)
Common stock
Authorized:
1,050,000,000 common shares at $0.01 par value
75,00,000 preferred shares at $0.01 par value
Issued and fully paid
64,805,000 common shares at par value of $0.01 per share		5,137	5,137
Additional paid in capital		36,163	36,163
Deficit accumulated during the development stage		(201,900)	(197,717)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)		(160,017)	(156,417)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$		$-

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)

					From February 15, 2002 (Inception) to October 31, 2009

	For the three months ended		For the six months ended
	October 31,	October 31,	October 31,	October 31,
	2009	2008	2009	2008
Revenues
Consulting Income					8,000

General and Administrative Expenses
Rent	$-	$542		$1,088
Audit Fees	-	-		3,275
Filing Fees	-	13		2,465	8,572
Professional Fees	1,800	1,800	3,600	4,481	136,797
Management Fees	-	3,000	-	3,000	14,250
Facilities Costs	-	-	-	-	26,405
Office Costs	-	3,105		6,482	12,087
Travel Costs		2,845	-	3,647	6,492
Registered Fees	-			-	250
Automobile Expense			-		-
Mineral Property Cost	-			-	2,500
Bank Service Charges		138	-	163	1,346
	1,800	11,444	4,183	24,602	208,699

Net loss for the Period	$(1,800)	$(11,444)	$(4,183)	$(24,602)	$(201,317)

Net Loss Per Share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and Diluted Loss per Share

Weighted Average Number of Shares
Outstanding	64,805,000	64,805,000	64,805,000	64,805,000

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)

			From February 15, 2002 (Inception) to October 31, 2009

	For the six months ended
	October 31,	October 31
	2009	2008
Cash Provided by (Used for)
Operating Activities
Net loss for the period	$(3,600)	$(24,602)	$(201,317)
Changes in non-cash working capital items
Accounts payable and Accrued liabilities	3,600	12,794	118,584
Net cash provided by (used in) operating activities	(-)	(11,808)	(82,733)

Investing Activities

Financing Activities
Capital stock subscribed	-	-	41,300
Due to Director		9,598	-
Loan from Shareholder	237	2,100	41,433
Cash provided by financing activities	237	11,698	82,733

Cash increase (decrease) during the year	237	(109)	-

Cash , Beginning of year	(237)	833	-

Cash, End of year	$-	$724	$-

Supplemental Information

Income Taxes Paid	-	-	-
Interest Paid	-	-	-

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
October 31, 2009
(Expressed in U.S. Dollars) (unaudited)

Note 1. BUSINESS OPERATIONS

Razor Resources Inc. was incorporated on February 23, 2001 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002 and the fiscal year end of the Company is April 30.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $201,317 to October 31, 2009. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Year end and Comparative Figures
The Company has adopted April 30 as its fiscal year end. The unaudited financial statements should read in conjunction with the Company’s audited financial statements for the year ended April 30, 2009.

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
October 31, 2009
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

(i) Disclosure about fair value of financial instruments
The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 2009 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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
October 31, 2009
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

(l) Recent accounting pronouncements

In April 2009, the FASB issued guidance that fair value disclosures required for financial instruments on an annual basis be presented for all interim reporting periods beginning with the first interim period ending after June 15, 2009 with earlier application permitted. We have adopted the disclosure requirements effective September, 2009. See Note 2 “Summary of Significant Accounting Policies”.

In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased and also on identifying circumstances that indicate a transaction is not orderly. This guidance also requires expanded disclosure about how fair value is measured, changes to valuation methodologies, and additional disclosures for debt and equity securities. This guidance was effective for reporting periods ending after June 15, 2009 with early adoption permitted. We adopted this guidance effective September, 2009. See Note 2 “Summary of Significant Accounting Policies”.

In May 2009, the FASB issued guidance which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Adoption did not have an impact on our financial position or results of operations.

In August 2009, the FASB issued guidance to clarify how the fair value of liabilities should be determined when a quoted price for an identical liability is not available. The guidance requires in these circumstances that the fair value of financial liabilities be determined using either the quoted price of a similar liability, the quoted price of an identical or similar liability when traded as an asset or any other valuation methodology consistent with the Fair Value Framework. This guidance is effective for fiscal years beginning after the issuance of this guidance with early adoption encouraged. We adopted this guidance during September, 2009. Adoption did not have an impact on our financial position or results of operations.

Note 3. INCOME TAXES

The Company has losses that total $201,317 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at October 31, 2009 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Deferred tax assets	$201,317
Valuation allowance	$(201,317)
Net deferred tax assets	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal periods ended October 31, 2009 and 2008 is as follows:

2009
Statutory federal income tax rate	-34.0%
Valuation allowance	34.0%
Effective income tax rate	0.0%

Note 4. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
October 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 5. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at October 31, 2009, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

Note 7. LOAN FROM SHAREHOLDER AND DIRECTOR

A shareholder has loaned the company $22,787 without interest and fixed term of repayment. The loan is unsecured.

A director has loaned the company $18,646 without interest and fixed term of repayment. The loan is unsecured.

These loans will not be repaid in the next year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Our Current Business

We are an exploration stage company engaged in the acquisition of mineral claims and exploration of mineral property and since inception the company has not engaged in any other business activities. Activities to date have consisted solely of the staking of mining claims.

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

Not accounting for our working capital deficit of $118,170 we require additional funds of approximately $10,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

We do not intend to invest in capital expenditures during the twelve-month period ending October 31, 2010.

General and Administrative Expenses

We expect to spend $10,000 during the twelve-month period ending October 31, 2010 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending October 31, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2010.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed. As at October 31, 2009, our only employees were our directors and officer.

Results of Operations

Three Months Ended October 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2009 which are included herein.

Our operating results for the three months ended October 31, 2009, for the three months ended October 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Change Between Three Month Period Ended October 31, 2009 and October 31, 2008
Revenue	$ Nil	$ Nil	$ Nil
Operating Expenses	1,800	11,444	(9,644)
Net Income (Loss)	(1,800)	(11,444)	9,644

Operating Expenses

Our operating expenses for the three months ended October 31, 2009 and October 31, 2008 are outlined in the table below:

	Three Months Ended
	October 31
		2009		2008
Rent	$	Nil		$542
Filing fees	$	Nil		$13
Professional fees		$1,800		$1,800
Management fees	$	Nil		$3,000
Office costs	$	Nil		$3,105
Travel costs	$	Nil		$2,845
Automobile expense	$	Nil	$	Nil
Bank service charges	$	Nil		$138

The decrease in operating expenses for the three months ended October 31, 2009, compared to the same period in fiscal 2008, was mainly due to a decrease in all operating expenses.

Six Months Ended October 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2009 which are included herein.

Our operating results for the six months ended October 31, 2009, for the six months ended October 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended October 31, 2009	Six Months Ended October 31, 2008	Change Between Six Month Period Ended October 31, 2009 and October 31, 2008
Revenue	$ Nil	$ Nil	$ Nil
Operating Expenses	1,800	24,602	(22,802)
Net Income (Loss)	(1,800)	(24,602)	22,802

Operating Expenses

Our operating expenses for the six months ended October 31, 2009 and October 31, 2008 are outlined in the table below:

		Six Months Ended
		October 31

		2009		2008

Rent	$	Nil		$1,088
Audit fees	$	Nil		$3,275
Filing fees	$	Nil		$2,465
Professional fees		$3,600		$4,481
Management fees	$	Nil		$3,000
Office costs	$	Nil		$6,482
Travel costs	$	Nil		$3,647
Automobile expense	$	Nil	$	Nil
Bank service charges	$	Nil		$163

The decrease in operating expenses for the six months ended October 31, 2009, compared to the same period in fiscal 2008, was mainly due to a decrease in all operating expenses.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

As of October 31, 2009, our total assets were $0 and our total current liabilities were $118,584 and we had a working capital deficit of $118,584. Our financial statements report a net loss of $3,600 for the six months ended October 31, 2009, and a net loss of $201,317 for the period from February 26, 2002 (date of inception) to October 31, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows
		At		At
		October 31,		October 31,
		2009		2008

Net Cash (Used in) Operating Activities	$	Nil		$(11,808)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$237		$11,698
Cash increase (decrease) during the year		$237		$(109)

We had cash in the amount of $Nil as of October 31, 2009 as compared to $724 as of October 31, 2008. We had a working capital deficit of $118,584 as of October 31, 2009 compared to working capital deficit of $115,221 as of April 30, 2009.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

In their audit report relating to our financial statements for the period ended April 30, 2009 our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. All of these factors continue to exist and raise doubt about our status as a going concern.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

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

Disclosure about fair value of financial instruments

Our company has financial instruments, none of which are held for trading purposes. Our company estimates that the fair value of all financial instruments at October 31, 2009 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

The estimated fair value amounts have been determined by our company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that our company could realize in a current market exchange.

New Accounting Pronouncements

In April 2009, the FASB issued guidance that fair value disclosures required for financial instruments on an annual basis be presented for all interim reporting periods beginning with the first interim period ending after June 15, 2009 with earlier application permitted. We have adopted the disclosure requirements effective September, 2009. See Note 2 “Summary of Significant Accounting Policies”.

In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased and also on identifying circumstances that indicate a transaction is not orderly. This guidance also requires expanded disclosure about how fair value is measured, changes to valuation methodologies, and additional disclosures for debt and equity securities. This guidance was effective for reporting periods ending after June 15, 2009 with early adoption permitted. We adopted this guidance effective September, 2009. See Note 2 “Summary of Significant Accounting Policies”.

In May 2009, the FASB issued guidance which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Adoption did not have an impact on our financial position or results of operations.

In August 2009, the FASB issued guidance to clarify how the fair value of liabilities should be determined when a quoted price for an identical liability is not available. The guidance requires in these circumstances that the fair value of financial liabilities be determined using either the quoted price of a similar liability, the quoted price of an identical or similar liability when traded as an asset or any other valuation methodology consistent with the Fair Value Framework. This guidance is effective for fiscal years beginning after the issuance of this guidance with early adoption encouraged. We adopted this guidance during September, 2009. Adoption did not have an impact on our financial position or results of operations.

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

As of October 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on February 23, 2001 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to October 31, 2009 is $201,317. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference to the Form SB-2 filed on July 22, 2005)
3.2	Bylaws (Incorporated by reference to the Form SB-2 filed on July 22, 2005)
3.3	Certificate of Change filed with the Secretary of State of Nevada on December 20, 2007 (Incorporated by reference to the Form 8-K filed on December 27, 2007)
(10)	Material Contracts
10.1	Property Purchase Agreement dated April 11, 2005 (Incorporated by reference to the Form SB-2 filed on July 22, 2005)
10.2	Share Cancellation/Return to Treasury Agreement dated May 1, 2008 (Incorporated by reference to our Current Report on Form 8-K filed on May 6, 2008)

Exhibit Number	Description
10.3	Amended Share Cancellation/Return to Treasury Agreement dated June 30, 2008 (Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2008)
10.4	Share Cancellation/Return to Treasury Agreement with Drew Simpson dated June 30, 2008 (Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2008)
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to the Form 10-KSB filed on August 10, 2007)
(31)	Section 302 Certification
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAZOR RESOURCES INC.
(Registrant)

Dated: December 15, 2009	/s/ Kelly Fielder
Kelly Fielder
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)