Form 10-Q
period 2010-01-31
RAZOR RESOURCES INC
filed 2010-03-15
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[X] YES [ ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 65,805,000 common shares issued and outstanding as of March 10, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RAZOR RESOURCES INC.
( A Nevada Corporation)
Balance Sheets
January 31, 2010 (With Comparative Figures at April 30, 2009)
(Expressed in U.S. Dollars) (Unaudited)

	January 31, 2010	April 30, 2009

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Indebtedness	$-	$237
Accounts payable and accrued	120,384	114,984
TOTAL CURRENT LIABILITIES	120,384	115,221

Long Term Liability
Loan from Shareholder	22,787	22,550
Loan from Director	18,646	18,646
TOTAL LONG TERM LIABILITIES	41,433	41,196

TOTAL LIABILITIES	161,817	156,417

Stockholders' Deficiency
Common stock
Authorized: 1,050,000,000 common shares at $0.01 par value 75,00,000 preferred shares at $0.01 par value
Issued and fully paid 64,805,000 common shares at par value of $0.01 per share	5,137	5,137
Additional paid in capital	36,163	36,163
Deficit accumulated during the development stage	(203,117)	(197,717)
TOTAL STOCKHOLDERS' DEFICIT	(161,817)	(156,417)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)

	For the three months ended		For the nine months ended		From February 15, 2002
	January 31	January 31	January 31	January 31	(Inception) to
	2010	2009	2010	2009	January 31, 2010
Revenues
Consulting
Income	$-	$-	$-	$-	$8,000

General and Administrative Expenses
Filing Fees	-	1,074	-	3,540	8,572
Professional Fees	1,800	7,451	5,400	15,207	139,215
Management Fees	-	-	-	3,000	14,250
Facilities Costs	-	-	-	1,088	26,405
Office Costs	-	60	-	6,542	12,087
Travel Costs	-	28	-	3,675	6,492
Registered Fees	-	-	-	-	250
Mineral Property Cost	-	-	-	-	2,500
Bank Service Charges	-	209	-	372	1,346
	1,800	8,822	5,400	33,424	211,117

Net loss for the Period	$(1,800)	$(8,822)	$(5,400)	$(33,424)	$(203,117)

Net Loss Per Share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and Diluted Loss per Share

Weighted Average Number of Shares Outstanding	64,805,000	64,805,000	64,805,000	64,805,000

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)

	For the nine months ended		From February 15, 2002
	January 31	January 31	(Inception) to
	2010	2009	January 31, 2010
Cash Provided by (Used for)
Operating Activities
Net loss for the period	$(5,400)	$(33,424)	$(203,117)
Changes in non-cash working capital items
Accounts payable and Accrued liabilities	5,400	20,761	120,384
Net cash provided by (used in) operating activities	-	(12,663)	(82,733)

Investing Activities	-	-	-

Financing Activities
Capital stock subscribed	-	-	41,300
Loan from Shareholder	-	13,499	41,433
Cash provided by financing activities	-	13,499	82,733

Cash (decrease) increase during the year	-	836	-

Cash , Beginning of period	-	833	-

Cash, End of period	$-	$1,669	$-

Supplemental Information

Income Taxes Paid	-	-	-
Interest Paid	-	-	-

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
January 31, 2010
(Expressed in U.S. Dollars) (unaudited)

Note 1. BUSINESS OPERATIONS

Razor Resources Inc. was incorporated on February 23, 2001 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002 and the fiscal year end of the Company is April 30.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $203,117 to January 31, 2010. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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
January 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

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

(i) Disclosure about fair value of financial instruments
The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at January 31, 2010 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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
January 31, 2010
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

Note 3. INCOME TAXES

The Company has losses that total $203,117 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at January 31, 2010 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Deferred tax assets	$203,117
Valuation allowance	$(203,117)
Net deferred tax assets	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal periods ended January 31, 2010 and 2009 is as follows:

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
January 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

Note 5. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at January 31, 2010, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

As used in this quarterly report, the terms "we", "us", "our", "our company" mean Razor Resources Inc. and our majority owned subsidiary, Compania Minera Cerros Del Sur, S.A, a Honduras corporation, unless otherwise indicated.

General Overview

The address of our principal executive office is Suite 1136, 14781 Memorial Drive, Houston, Texas 77079. Our telephone number is 310.706.4009.

Our common stock is quoted on the OTC Bulletin Board under the symbol "RZOR".

As of February 9, 2010 we are now a majority shareholder of Compania Minera Cerros Del Sur, S.A, a Honduras corporation.

We were incorporated on February 23, 2001 under the laws of the state of Nevada, in order to be in the business of mineral property exploration.

On February 9, 2010, we entered into a share exchange agreement with Compania Minera Cerros Del Sur, S.A., a Honduran corporation, and Mayan Gold Inc., a shareholder of Cerros del Sur. Pursuant to the terms of the share exchange agreement, we agreed to acquire 99% of the issued and outstanding shares of Compania Minera Cerros Del Sur, S.A.’s common stock in exchange for the issuance by our company of 34,000,000 shares of our common stock to the shareholder of Compania Minera Cerros Del Sur, S.A. The closing of the transactions contemplated in the share exchange agreement and the acquisition of 99% of the issued and outstanding common stock in the capital of Compania Minera Cerros Del Sur, S.A. occurred on February 9, 2010. In accordance with the closing of the share exchange agreement, we issued 34,000,000 shares of our common stock to a former shareholder of Compania Minera Cerros Del Sur, S.A. in exchange for the acquisition, by our company, of 99% of the issued and outstanding shares of Compania Minera Cerros Del Sur, S.A. Also, pursuant to the terms of the share exchange agreement, certain shareholders of our company cancelled 34,000,000 restricted shares of our common stock.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We have been an exploration stage company engaged in the acquisition of mineral claims and exploration of mineral property since inception.

On February 9, 2010, we entered into a share exchange agreement with Compania Minera Cerros Del Sur, S.A., a Honduran corporation, and a shareholder of Cerros del Sur. Pursuant to the terms of the share exchange agreement, we have agreed to acquire 99% of the issued and outstanding shares of Compania Minera Cerros Del Sur, S.A.’s common stock in exchange for the issuance by our company of 34,000,000 shares of our common stock to the shareholder of Compania Minera Cerros Del Sur, S.A.

Plan of Operation

During the next twelve month period, we intend to focus our efforts on exploration and production activities on our Clavo Rico property in the municipality of El Corpus in the state of Choluteca, Honduras.

Not accounting for our working capital deficit of $120,384 we require additional funds of approximately $500,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending January 31, 2011.

General and Administrative Expenses

We expect to spend $500,000 during the twelve-month period ending January 31, 2011 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending January 31, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2011.

Personnel Plan

As at January 31, 2010, our only employees were our directors and officer.

Our majority owned subsidiary, Compania Minera Cerros Del Sur, S.A, has 54 full time employees.

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Results of Operations

Overview

The following management discussion and analysis is based upon financial information prior to our acquisition of Compania Minera Cerros Del Sur, S.A. and as a result may provide little assistance to the reader in evaluating our operations.

Three Months Ended January 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2010 which are included herein.

Our operating results for the three months ended January 31, 2010, for the three months ended January 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009	Change Between Three Month Period Ended January 31, 2010 and January 31, 2009
Revenue	$ Nil	$ Nil	$ Nil
Operating Expenses	1,800	8,822	(7,022)
Net Income (Loss)	(1,800)	(8,822)	7,022

Operating Expenses

Our operating expenses for the three months ended January 31, 2010 and January 31, 2009 are outlined in the table below:

		Three Months Ended
		January 31

		2010		2009

Filing fees	$	Nil		$1,074
Professional fees		$1,800		$7,451
Management fees	$	Nil	$	Nil
Office costs	$	Nil		$60
Travel costs	$	Nil		$28
Bank service charges	$	Nil		$209

The decrease in operating expenses for the three months ended January 31, 2010, compared to the same period in fiscal 2009, was mainly due to a reduction in all expenses.

Nine Months Ended January 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2010 which are included herein.

Our operating results for the nine months ended January 31, 2010, for the nine months ended January 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Nine months Ended January 31, 2010	Nine months Ended January 31, 2009	Change Between Nine month Period Ended January 31, 2010 and January 31, 2009
Revenue	$ Nil	$ Nil	$ Nil
Operating Expenses	5,400	33,424	(28,024)
Net Income (Loss)	(5,400)	(33,424)	28,024

Operating Expenses

Our operating expenses for the nine months ended January 31, 2010 and January 31, 2009 are outlined in the table below:

		Nine months Ended
		January 31

		2010	2009

Filing fees	$	Nil	$3,539
Professional fees		$5,400	$15,207
Management fees	$	Nil	$3,000
Facilities costs	$	Nil	$1,088
Office costs	$	Nil	$6,542
Travel costs	$	Nil	$3,675
Bank service charges	$	Nil	$372

The decrease in operating expenses for the nine months ended January 31, 2010, compared to the same period in fiscal 2009, was mainly due to a decrease in all expenses.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

As of January 31, 2010, our total assets were $Nil and our total current liabilities were $120,384 and we had a working capital deficit of $120,384. Our financial statements report a net loss of $5,400 for the nine months ended January 31, 2010, and a net loss of $203,117 for the period from February 26, 2002 (date of inception) to January 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At		At
		January 31,		January 31,
		2010		2009

Net Cash provided by (Used in) Operating Activities	$	Nil		$(12,663)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil		$13,499
Cash increase (decrease) during the period	$	Nil		$836

We had cash in the amount of $Nil as of January 31, 2010 as compared to $1,669 as of January 31, 2009. We had a working capital deficit of $120,384 as of January 31, 2010 compared to working capital deficit of $115,221 as of April 30, 2009.

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

Disclosure about fair value of financial instruments

Our company has financial instruments, none of which are held for trading purposes. Our company estimates that the fair value of all financial instruments at January 31, 2010 as defined in FASB 107 does not differ materially from the aggregate carrying values of our financial instruments recorded in the accompanying balance sheet.

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

a. US GAAP requires that whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the asset and our eventual disposition. If the sum of the discounted future cash flows is less than the carrying amount of the asset, an impairment loss (difference between the carrying amount and fair value) should be recognized as a component of income from continuing operations before income taxes.

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

As of January 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Associated With Mining

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of lithium ore. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Risks Related To Our Company

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash and cash equivalents in the amount of $Nil as of January 31, 2010. At January 31, 2010, we had a working capital deficit of $120,384 . We incurred a net loss of $5,400 for our quarter ended January 31, 2010 and have a net loss of $203,117 since inception. Our planned exploration requires additional funding and we are exploring ways to raise the funds required. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated August 10, 2009, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of our capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the closing of the share exchange agreement, on February 9, 2010, we issued 34,000,000 restricted shares of our common stock to Mayan Gold Inc., the former shareholder of Compania Minera Cerros Del Sur S.A. The shares of common stock were issued to one (1) US person in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

In connection with the closing of a private placement, on February 9, 2010, we issued 1,000,000 restricted shares of our common stock to Resilient Technologies Inc.

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
10.5

Stock Exchange Agreement between Razor Resources Inc., Compania Minera Cerros Del Sur, S.A., and Mayan Gold Inc. dated February 9, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on February 12, 2010)

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

RAZOR RESOURCES INC.
(Registrant)

Dated: March 12, 2010	/s/ Kelly Fielder
Kelly Fielder
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)