Form 10-K
period 2010-04-30
RAZOR RESOURCES INC
filed 2010-08-13
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-51973

Razor Resources Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001-1600 Glenarm Place, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 303.506.1633

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value of $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ] No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ x ] No [ ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No[ x ]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2009 was $0.15 based on a $14,858,250 bid/ask price for the Common Stock on October 29, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

100,305,000 shares of common stock issued & outstanding as of July 19, 2010

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

We have one subsidiary Compania Minera Cerros Del Sur, S.A., a private Honduran corporation.

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

Our Current Business

We have been an exploration stage company engaged in the acquisition of mineral claims and exploration of mineral property.

On February 9, 2010, we entered into a share exchange agreement with Compania Minera Cerros Del Sur, S.A., a Honduran corporation, and a shareholder of Cerros del Sur. Pursuant to the terms of the share exchange agreement, we have agreed to acquire 99% of the issued and outstanding shares of Compania Minera Cerros Del Sur, S.A.’s common stock in exchange for the issuance by our company of 35,5000,000 shares of our common stock to the shareholder of Compania Minera Cerros Del Sur, S.A.

Our current operational focus is to conduct exploration activities on our newly acquired properties in Honduras, known as the Clavo Rico property.

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

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

Employees

Currently, we have 59 full time employees. Our directors and certain contracted individuals play an important role in the running of our Company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Research and Development

We have not spent any amounts on which has been classified as research and development activities in our financial statements since our inception.

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

Subsidiaries

We have one subsidiary Compania Minera Cerros Del Sur, S.A., a private Honduran corporation.

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

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

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

RISKS RELATED TO OUR COMPANY

The fact that Cerros del Sur has not generated positive earnings raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We anticipate that we will continue to incur operating expenses that will exceed revenues for the foreseeable future. We had cash in the amount of $8,808 as of April 30, 2010. At April 30, 210, we had working capital deficit of $274,645. We incurred a net loss of $490,729 for the year ended April 30, 2010 and $688,446 since inception. We estimate our average monthly operating expenses to be approximately $70,000 to $85,000 USD, including mineral property costs, management services and administrative costs. Should the results of our planned production require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent public auditing firm, in their report dated August 9, 2010 to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

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

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

We do not own any real property. Our principal business offices are located at is Suite 3001-1600 Glenarm Place, Denver Co. 80202. We currently lease our space at an annual cost of $4800.00. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

Clavo Rico Property

Location and access

The Clavo Rico mining concession consists of all mineral rights within a 200 hectare defined area and granted by the Honduran government. The current mining operations are located adjacent to the municipality of El Corpus in the state of Choluteca, Honduras. The mine site can be reached from the capital of Tegucigalpa, going south on a paved highway for about 135 km. to the southern city of Choluteca, where the Company maintains a home. From Choluteca the mine is approximately15km south along an improved gravel road also used by public transportation. The Clavo Rico mine itself is located within the town of El Corpus and it is connected to electrical power and potable water from the public utility companies. The mine site also has access to its own well for processing water and its own back-up diesel generator to supplement the public system.

Geology of Honduras

Honduras is bounded on the north and east by the Caribbean Sea, on the south by Nicaragua, on the south-west by the Pacific Ocean and El Salvador, and on the west by Guatemala. Honduras is the second largest country in Central America. Spanish is the country's official language, although English is widely understood and spoken. Its capital city is Tegucigalpa which hosts an international airport.

Except for two coastal strips, one extending about 640 km along the Caribbean Sea and the other 64 km on the Pacific Ocean, Honduras is a plateau consisting of broad, fertile plains broken by deep valleys and traversed by mountain ranges. The mountains, which are volcanic in origin, rise to heights of more than 2,800 m. The climate of Honduras is tropical, but is tempered by the higher elevations of the interior.

The southern region of Honduras lies in a rich geological zone which extends from El Salvador through the coastal belt of southern Honduras and well into Nicaragua. This belt of Matagalpa volcanics hosts numerous large and high-grade gold deposits. The Clavo Rico mine is located in the Southern Geological Gold Province known as "El Tabanco" in Colonial times and within the department of Choluteca today. Trachytic and rhyolitic domes pierce the entire sequence in the region. The latter form the prominent "needles" in the hilly to moderately mountainous topography of the region and appear to play a role in the genesis of the gold deposits. Flat-lying, younger, predominantly felsic tuffs and ingimbrites of the Padre Miguel Formation overlie unconformably the Matagalpa volcanics, forming conspicuous light colored cliffs. The entire sequence is in turn capped by Quarternary basaltic flows and pyroclastics. Caldera formation with concomitant faulting and extensive shear zones complete the structural setting of the region.

Mineralization of Southern Honduras

Gold mineralization in the region is shear zone hosted with very high grades (several ounces per ton) in certain shears, alternating with lower grade intervals. Enveloping the high grade shears are heap leachable grades, as is amply demonstrated. It is believed that extremely rich ore shoots with relatively steep plunges account for the difficulty of establishing continuity of high grade zones within the shears by drilling. This is a very common feature for structurally controlled, high grade ore bodies. There also exists a pronounced vertical zonation of metallic minerals, which is most likely due to supergene processes. At both Tajo and Clavo Rico, as well as many other sites within El Tabanco, the following generalizations with regard to vertical zonation can be made:

Oxidation Zone: Near surface to a depth of 10-15 feet there is commonly depletion of gold. This is followed by a zone which contains; iron oxides, iron hydroxides, native gold and a subordinate amount of secondary, complex silver-copper-antimony-arsenic minerals, depending on the mineral suite of the primary mineralization. This zone generally extends to the water table and can reach depths of more than 200 feet at both the Clavo Rico and the Tajo deposits. Water table fluctuations and stacking of palaeo-water tables result in interfingering and mixing with the Atransition zone@ to the primary sulphide mineralization.

Transition Zone: The transition or cementation zone, especially on Clavo Rico, coincides with the water table(s) or a zone of fluctuating water saturated levels or palaeo-water tables. All mining to date at both sites has been conducted in the oxidation zone, with some sampling from the transition zone. The gold in this zone exists as interstitial, elemental gold in iron oxides in the oxide zone and chiefly as elemental gold in cracks and pore spaces of goldfieldite in the transition zone.

Primary Sulphide Zone: This zone of primary mineralization has not been explored, as neither mining nor drilling have reached this level at most sites in El Tabanco. It is noteworthy that the only recorded deep drill holes (over 400 feet deep) were drilled on nearby Cacumaya and recorded significant amounts of gold (over 5 oz/ton and 13 oz/ton respectively). This mineralization is believed to occur in the primary sulphide zone in the region and such deposits are highly likely to exist at both Potosi and Clavo Rico.

Known geological data suggests that to date, there has been no exploration anywhere in the district which has probed into the primary sulphide zone except for the limited drilling by Battle Mountain Gold at the nearby Cacumaya concession which showed gold values of 5.46 oz/ton and 13.27 oz/ton at about 500 feet.

A fair amount of core drilling has been completed on the concession and those reports show a very high grade, deep deposit of gold sulphide ore. The name in Spanish, “Clavo Rico”, means “rich nail” indicating a deep, vertical vein much like a nail or spike driven into the ground. (Or more accurately, a deep, nail-like vein which has percolated up through a vertical fissure in the earth carrying very rich deposits of gold). However, the drilling indicates a deep, wide, horizontal vein, with its width and extent not yet fully mapped.

Work done to date

The Clavo Rico mine is over 500 years old. It has been mined since the early 16th century and today the ore which has been mined for the past 30 years were processed on site using a cyanide vat leaching system, with the movement of rocks and gravel done by hand. As a result it processed ore at a rate of only 100 tons per month using primitive methods with production averaging less than 10 ounces per month. The mine includes 35 deeded acres and consists of two primary access tunnels, each penetrating the same primary vein. The first is the Armando Williams tunnel, which is the current source of its oxide ore, and has been worked for the last 18 years. The second tunnel is the Clavo Rico and it is currently inactive due to a cave-in about 18 meters into the access tunnel.

From 1975 to 2004, the Clavo Rico was mined using a crude leach system in two small vats. The ore was mined using picks and shovels at the rate of only 200 tons per month. After it was acquired by Mayan Gold in 2004, the company began a comprehensive mining plan to increase production but with the same basic processing methods. Mayan Gold designed and constructed 4 new, much larger leaching vats, a new crusher and extraction system, and a new ADR processing plant. Most of the processes were mechanized and a company laboratory was added at the site along with executive offices in order to support the daily processing as well as analyze new ore samples.

In 2009, the operating company produced and sold over 1600 ounces of gold. Currently the operation consists of a complete operating mine with 60 plus full time employees, equipment and land, a functioning on-site laboratory, with separate departments for environmental compliance, community relations, geology, mining, processing and administration. With the plant now operating, the operations continue to focus on controlling the extraction and processing costs and on improving the recovery percentages.

The terms under which the concession is held

Precious metal mines in Honduras are operated under specific permits granted by the Honduran government. These are known as “concessions” and cannot be larger than 1,000 hectares each. Once granted by the government, the owner of the concession owns all mineral rights in that designated area. The Clavo Rico mining concession has a long history. In 1975 it was purchased from the original owner, Armando Williams by Ladislav Pekarik a Canadian mining engineer who moved to Honduras and later sold to the past owners, Mayan Gold through their operating subsidiary, Compania Minera Cerros del Sur, S.A. de C.V. Honduras is a developing country and its mining laws have changed over the years. When the original concession was granted, it was done under the laws at that time which did NOT specify any ending date. Hence the Clavo Rico has no expiration date as long as the terms are complied with and the annual reports are filed and fees paid. It consists of 200 hectares with the town of El Corpus inside its designated area. To maintain the concession, the owner must pay an annual fee known at the “territorial canon”. This is calculated on acerage and the current levy. The territorial cannon for the Clavo Rico this year is US$1,200. In addition, the concession owners must obtain a local operating permit from the adjacent municipality, El Corpus. The fee also varies but this year the fee was 10,000 lempiras (about US$500). The concessionaire must also file an annual report with the Department of Mines and notify them of all development, plans, etc. in order for them to regulate the mining activities. While there are no set rules for inspections, the Department of Mines may inspect the properties as often as they deem necessary. The Clavo Rico typically is inspected every quarter. The Department of Mines charges the concessionaire for its “costs” of each inspection. These may vary but typically cost about US$3,800. There are also inspection costs for every export shipment which contains gold. This inspection fee averages around US$2,500 each.

The company that owns and operates the mine must also file an annual tax return and is taxed as any other company in Honduras. The rate is 25% of net income. To date, the mine has not generated any net income. A federal tax equal to 1% of the net assets is also imposed at the federal level. The old mining law required the concessionaire to pay an extraction tax equal to 1% of the value of all precious metals mined within the concession. While this law has been declared unconstitutional by the Honduran Supreme Court and has not been replaced by a new law, most active mining companies continue to pay the 1% extraction tax voluntarily.

All operating companies are required to have an environmental license to conduct mining activities in Honduras. As the Clavo Rico was operating before such a requirement was imposed by law, it is considered “grandfathered” from obtaining a new environmental license. Instead, it has conducted an environmental audit as required by law and has negotiated the terms of that environmental license with the state. The only item remaining to be finalized with that permit is the amount of the security deposit the operator may be required to deposit with the state in order to obtain the final permit.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2010	$0.75	$0.10
January 31, 2010	$0.75	$0.45
October 31, 2009	$N/A	$N/A
July 31, 2009	$N/A	$N/A

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2010	$N/A	$N/A
January 31, 2009	$0.30	$0.15
October 31, 2008	$0.35	$0.15
July 31, 2008	$0.70	$0.41
April 30, 2009	$0.9555	$0.41

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Signature Stock Transfer, 2301 Ohio Drive, Suite 100, Plano, TX, 75093 (Telephone: 972.612.4120; Facsimile: 972.612.4122) is the registrar and transfer agent for our common shares

On July 19, 2010, the list of stockholders for our shares of common stock showed 1,318 registered stockholders and 67,305,000 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on February 15, 2002. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2010.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2010.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2010 and April 30, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve month period, we intend to focus our efforts on our Clavo Rico property.

Not accounting for our working capital deficit of $274,645 and 85,000 monthly operating budget, we require additional funds of approximately $800,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2011.

General and Administrative Expenses

We expect to spend $1,140,000 during the twelve-month period ending April 30, 2011 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2011.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations for the Years Ended April 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2010 and 2009.

Our operating results for the years ended April 30, 2010 and 2009 are summarized as follows:

	Year Ended
	April 30
	2010		2009

Revenue	$252,982	$	Nil

Mining operation costs	$104,746	$	Nil

Geologist	$1,999	$	Nil
General administrative expenses	$586,431		$39,424
Other operational expenses	$41,273	$	Nil
Depreciation and amortization	$9,262	$	Nil
Net Loss	$490,729		$39,424

Note: The comparative figures for the periods ended April 30, 2009 do not include Compania Minera.

Revenues

We have earned $252,982 revenues from selling precious metals since our inception and we anticipate earning $80,000 revenues from selling precious metals per month.

General Administrative Expenses

Our general administrative expenses for the year ended April 30, 2010 and April 30, 2009 are outlined in the table below:

		Year Ended
		April 30

		2010		2009

Filing fees		$589		$3,539

Consulting fees		$16,000	$	Nil
Professional fees		$228,674		$21,207
Management fees	$	Nil		$3,000
Facilities costs		$24,596		$1,088
Investor relations		$13,500		$-
Office costs		$197,478		$6,543
Travel costs		$50,265		$3,675
Registered fees	$	Nil	$	Nil
Mineral property cost	$	Nil	$	Nil
Promotion		$460	$	Nil
Salaries		$39,650	$	Nil

	Year Ended
	April 30

	2010		2009

Taxes	$$14,476	$	Nil
Bank service charges	$743		$372

Note: The comparative figures for the periods ended April 30, 2009 do not include Compania Minera.

The increase in operating expenses across all categories for the year ended April 30, 2010, compared to the same period in fiscal 2009, was mainly due to commencing production of precious metals since we acquired Compania Minera on February 9, 2010.

Liquidity and Financial Condition

As of April 30, 2010, our total assets were $978,039 and our total current liabilities were $446,383 and we had a working capital deficit of $274,645. Our financial statements report a net loss of $490,729 for the year ended April 30, 2010, and a net loss of $688,446 for the period from February 26, 2002 (date of inception) to April 30, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At		At
	April 30, 2010		April 30, 2009

Net Cash (Used in) Operating Activities	$(526,101)		$(12,663)
Net Cash Provided by (Used In) Investing Activities	$(252,896)	$	Nil
Net Cash Provided by Financing Activities	$788,042		$11,593
Cash (decrease) increase during the year	$9,045		$(1,070)

Note: The comparative figures for the periods ended April 30, 2009 do not include Compania Minera.

We had cash in the amount of $8,808 as of April 30, 2010 as compared to bank indebtedness $237 as of April 30, 2009. We had a working capital deficit of $274,645 as of April 30, 2010 compared to working capital deficit of $115,221 as of April 30, 2009.

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

Inflation

The effect of inflation on our revenue and operating results has not been significant.

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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes arising on tax losses and temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Accounting Standards Codefication (“ASC”) No. 740, Income Taxes ("ASC No. 740"). As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Loss per Share

The Company follows ASC No. 260, Earnings per Share that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No, 260, any anti-dilutive effects on net loss per share are excluded.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Honduran Lempiras. The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At April 30, 2010 and 2009, the Company had $515 and $nil respectively, in accumulated other comprehensive income, from its foreign currency translation.

(k) Inventory

Inventory is recorded at the lower of cost or net realizable value. Cost is determined under the weighted average cost method. Net realizable value is the estimated selling price in the ordinary course of business less estimated costs of completion and estimated selling costs. Cost of inventories includes precious metals, materials and supplies.

Inventories are written down to net realizable value when the cost of inventories is not estimated to be recoverable. When the circumstances that previously caused inventories to be written down below cost no longer exist or when there is clear evidence of an increase in net realizable value because of changed economic circumstances, the amount of the write-down is reversed (the reversal is limited to the amount of the original write-down).

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

Asset retirement obligations

SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At April 30, 2010, the Company had asset retirement obligations of $221,394 of which $194,011 were acquired from Compania Minera on February 9, 2010.

Revenue Recognition

Revenue is recognized on the sale and delivery of precious metals or the completion of a service provided.

Impairment

SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets, requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Determination of recoverability is based on the Company's judgment and estimates of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the assets.

The carrying values of assets determined to be impaired are reduced to their estimated fair values. Fair values of any impaired assets would generally be determined using a market or income approach.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation , which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective May 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) -Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is currently evaluating the impact of this standard on its financial condition, results of operations, and disclosures.

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

The following audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated August 9, 2010.
Audited Consolidated Balance Sheet as at April 30, 2010.
Audited Consolidated Statements of Operations for the year ended April 30, 2010 and for the year ended April 30, 2009.
Audited Consolidated Statements of Changes in Stockholders' Equity for the year ended April 30, 2010 and for the year ended April 30, 2009.
Audited Consolidated Statements of Cash Flows for the year ended April 30, 2010 and for the year ended April 30, 2009.
Notes to the Financial Statements.

RAZOR RESOURCES INC.

(A Nevada Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

April 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RAZOR RESOURCES INC.

We have audited the consolidated balance sheets of Razor Resources Inc. (“the Company”) as at April 30, 2010 and 2009 and the consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB") in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going-concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fund its operations, which raises substantial doubt about its ability to continue as a going-concern. Management's plans in regard to these matters are described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fazzari + Partners LLP
Chartered Accountants
Licensed Public Accountants
Vaughan, Ontario, Canada

August 9, 2010

RAZOR RESOURCES INC.
(A Nevada Corporation)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	April 30,	April 30,
	2010	2009

Assets

Current
Cash on hand	$8,808	$-
Accounts receivable (net of allowances for doubtful accounts of $Nil)	4,172	-
Inventory (Note 4)	140,913	-
Deposits and expenses paid in advance	17,845	-
	171,738	-

Long-term
Property, plant and equipment, less accumulated depreciation (Note 5)	806,301	-
	$978,039	$-

Liabilities

Current
Bank indebtedness	-	237
Accounts payable and accrued liabilities	$90,701	$114,984
Accounts payable to related companies (Note 9)	121,625	-
Other accounts payable	12,663	-
Reclamation of mine (Note 7)	221,394	-
	446,383	115,221

Long-term
Loan from stockholders (Note 9)	-	22,550
Loan from director (Note 9)	347,317	18,646
	347,317	41,196
	793,700	156,417

Non-controlling interest	8,648	-

Stockholder’s Equity (Deficiency)
Authorized: 1,050,000,000 common shares authorized, $0.001 par value 75,000,000 preferred shares authorized, $0.001 par value
Issued and fully paid: 101,305,000 common shares (2009 – 64,805,000 common shares)	7,637	5,137
Additional paid in capital	819,652	36,163
Accumulated other comprehensive loss	(515)	-
Accumulated deficit	(685,083)	(197,717)
	175,691	(156,417)
	$978,039	$-

The accompanying notes are an integral part of these consolidated financial statements

RAZOR RESOURCES INC.
(A Nevada Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS AND DEFICIT
(Expressed in U.S. Dollars)

	Year Ended	Year Ended
	April 30,	April 30,
	2010	2009

REVENUES
Sales of precious metal	$252,935	$-
Other income	47	-
	252,982	-

EXPENSES
Mining operation costs	104,746	-
Geologist	1,999	-
General administrative expenses	586,431	39,424
Other operational expenses	41,273	-
Depreciation and amortization	9,262	-
	743,711	39,424

NET LOSS BEFORE MINORITY INTEREST	(490,729)	(39,424)

Minority interest	3,363	-

NET LOSS AND COMPREHENSIVE LOSS
FOR THE YEAR	(487,366)	(39,424)

DEFICIT, BEGINNING OF YEAR	(197,717)	(158,293)

DEFICIT, END OF YEAR	$(685,083)	$(197,717)

LOSS PER SHARE – Basic and diluted	$(0.01)	$0.00

Weighted average number of common shares outstanding – basic and diluted	65,137,877	64,805,000

The accompanying notes are an integral part of these consolidated financial statements

RAZOR RESOURCES INC.
(A Nevada Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Year Ended	Year Ended
	April 30,	April 30,
	2010	2009

CASH FLOWS PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the year	$(487,366)	$(39,424)
Adjusted for items not affecting cash:
Depreciation and amortization	9,262
Minority interest	(3,363)	-
	(481,467)	(39,424)
Net changes in non-cash working capital item:
Inventory	(8,628)	-
Accounts receivable	(4,111)	-
Deposits and expenses paid in advance	(20)	-
Accounts payable and accrued liabilities	(24,796)	26,761
Other accounts payable	9,274	-
Accounts payable to related companies	(43,736)
Reclamation of mine	27,383	-
	(526,101)	(12,663)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(281,468)	-
Cash acquired on business acquisition	28,572	-
	(252,896)	-

FINANCING ACTIVITIES
Shares subscription unissued	500,000	-
Share issue costs	(18,079)	-
Loan from stockholders	(18,646)	1,995
Loan from director	324,767	9,598
	788,042	11,593

INCREASE (DECREASE) IN CASH	9,045	(1,070)
CASH ON HAND (BANK INDEBTEDNESS) , BEGINNING OF THE YEAR	(237)	833

CASH ON HAND (BANK INDEBTEDNESS), END OF THE YEAR	$8,808	$(237)

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

RAZOR RESOURCES INC.
(A Nevada Corporation)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
(Expressed in U.S. Dollars)

	Number	Capital	Additional
	of	Stock
	Common	at Par	Paid-in	Accumulated	Total
	Shares	Value	Capital	Deficit	Shareholders’
					Equity
	$	$	$	$	$
Balance, April 30, 2008	77,055,000	5,137	36,163	(158,293)	(116,993)

Shares Cancelled	(12,500,000)
Shares issued	250,000
Net Loss for the year ended April 30, 2009				(39,424)	(39,424)
Balance, April 30, 2009	64,805,000	5,137	36,163	(197,717)	(156,417)

Shares issued for acquisition of Compania. Minera Cerros del Sur	35,500,000	35,500	302,568		338,068
Shares subscription issued	1,000,000	1,000	480,921		481,921
Net Loss for the year ended April 30, 2010				(487,366)	(487,366)
Balance, April 30, 2010	101,305,000	7,637	853,652	(685,083)	176,206

The accompanying notes are an integral part of these consolidated financial statements

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in U.S. Dollars)

1. BUSINESS OPERATIONS

Razor Resources Inc. (the “Company”) was incorporated on February 23, 2001 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002 and the fiscal year end of the Company is April 30.

On February 9, 2010, the Company entered into a share exchange agreement with Compania Minera Cerros Del Sur, S.A. (“Compania Minera”), a Honduran corporation, and a shareholder of Compania Minera. The closing of the transactions contemplated in the share exchange agreement and the acquisition of 99% of the issued and outstanding common stock in the capital of Compania Minera occurred on February 9, 2010. In accordance with the closing of the share exchange agreement, the Company issued 35,500,000 shares of its common stock to a former stockholder of Compania Minera in exchange for the acquisition, by the Company, of 99% of the issued and outstanding shares of Compania Minera. Also, pursuant to the terms of the share exchange agreement, certain stockholders of the Company cancelled 34,000,000 restricted shares of the Company’s common stock.

Compania Minera was organized on October 2, 1975 and recorded in the Honduran commerce register under number 1091-275, as a variable equity – Limited Liability company for an undefined period of time, in accordance with Honduran law. On August 12, 2004, Compania Minera became into a variable equity –Joint-Stock company and recorded in the Honduran commerce register under number 98-566. Compania Minera is based in Tegucigalpa and its major activity is the mining prospecting, exploring, exploding and commercialization and other related commercial activities.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $685,083 to April 30, 2010. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

The sole officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Compania Minera Cerros Del Sur, S.A. All significant intercompany transactions and balances have been eliminated upon consolidation.

(b) Basis of Presentation

The accompanying consolidated financial statements for Razor Resources Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(c) Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, valuation allowances for receivables and deferred income tax assets and reclamation of mine. Actual results could differ from those estimates.

(d) Bank Indebtedness

Bank indebtedness consists of overdraft with the Company’s Banker. (e) Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes arising on tax losses and temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Accounting Standards Codification (“ASC”) No. 740, Income Taxes ("ASC No. 740"). As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

(f) Loss per Share

The Company follows ASC No. 260, Earnings per Share that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No, 260, any anti-dilutive effects on net loss per share are excluded.

(g) Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC No. 830 Foreign Currency Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The Company translates its foreign operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income. Gains or losses from foreign currency transactions are included in Other expense (income), net.

(h) Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At April 30, 2010 and 2009, the Company had $515 and $nil respectively, in accumulated other comprehensive loss, from its foreign currency translation.

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i) Disclosure about fair value of financial instruments

The Company follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of Paragraph 820-10-35-37 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

Paragraph 820-10-35-37 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, Paragraph 820-10-35-37 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of financial instruments at April 30, 2010, such as cash on hand, accounts receivable, accounts payable and accrued liabilities, accounts payable to related companies and other accounts payable does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet because of the short-term maturity of these instruments. The fair value of the loan from director cannot be determined because it is non-interest bearing and the absence of market data.

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

(j) Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash on hand and accounts receivable which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions and by performing regular credit assessments of its customers and providing allowances for uncollectible accounts receivable based on the credit risk applicable to particular customer.

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(k) Currency risk

Currency risk is the risk that future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company is primarily exposed to currency fluctuations relative to the United States Dollar as a significant portion of the Company’s operating sales, costs and capital expenditures are denominated in foreign currencies, predominately the Honduras Lempiras. Monetary assets denominated in foreign currencies are also exposed to foreign currency fluctuations. These potential currency fluctuations could have a significant impact on production costs and thereby the profitability of the Company. Balances in foreign currencies as at April 30, 2010 are as follows:

	Lempiras	US$

Accounts receivable	79,152	4,172
Inventory	2,673,430	140,913
Other accounts payable: 240,245 Lempiras	(240,245)	(12,663)
Accounts payable to related companies	(2,307,559)	(121,625)
Net exposure	204,778	10,797

The Company has not hedged its net exposure.

(l) Inventory

Inventory is recorded at the lower of cost or net realizable value. Cost is determined under the weighted average cost method. Net realizable value is the estimated selling price in the ordinary course of business less estimated costs of completion and estimated selling costs. Cost of inventories includes precious metals, materials and supplies.

Inventories are written down to net realizable value when the cost of inventories is not estimated to be recoverable.

(m) Property, plant and equipment

Property include land and mineral property (see Mineral property acquisition costs and deferred exploration expenditures). Plant and equipment is recorded at cost less accumulated depreciation and is comprised of mining-machinery, vehicles, office equipment and furniture, leasehold and website cost. Office furniture and equipment are amortized at 10%, and website costs are amortized at 30%. All other equipment is being amortized on a straight line basis over 5 to 20 years.

(n) Mineral property acquisition costs and deferred exploration expenditures

Mineral property acquisition costs are initially capitalized. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, are expensed as incurred while the Company is in the exploration stage. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

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

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

b. Where properties are disposed of, the sale proceeds are, firstly, applied as a recovery of mineral property acquisition costs, and secondly, as a gain or loss recorded in current operations.

(o) Asset retirement obligations

SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At April 30, 2010, the Company had asset retirement obligations of $221,394 of which $194,011 were acquired from Compania Minera on February 9, 2010.

(p) Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") No. 605, Revenue Recognition ("ASC No. 605"). ASC No. 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

Revenue is recognized on the sale and delivery of precious metals and transfer of title to the customers or the completion of a service provided and when collection is reasonably assumed.

(q) Impairment

ASC No. 360, Property, plant and equipment, requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Determination of recoverability is based on the Company's judgment and estimates of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the assets.

The carrying values of assets determined to be impaired are reduced to their estimated fair values. Fair values of any impaired assets would generally be determined using a market or income approach.

(r) Recent accounting pronouncements

The FASB issued new authoritative accounting guidance under ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 is effective for periods ending after June 15, 2009. The Company has disclosed subsequent events in accordance with the ASC Topic 855 in Note 12 to these financial statements.

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(r) Recent accounting pronouncements (continued)

In December 2007, the FASB issued updated guidance on business combinations, incorporated into ASC 805, which includes the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Adoption of this guidance on May 1, 2009 had an effect on the business combination with Compania Minera during the year.

In December 2007, the FASB issued updated guidance on non-controlling interest in consolidated financial statements, incorporated into ASC 810-10-65-1, which includes the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, this guidance revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Adoption of this guidance on May 1, 2009 did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. The Codification became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, previous references to U.S. GAAP accounting standards are no longer used by the Company in its disclosures including these Notes to the condensed consolidated financial statements. The adoption of the FASB Accounting Standards Codification did not have a material impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation , which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective May 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is currently evaluating the impact of this standard on its financial condition, results of operations, and disclosures.

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in U.S. Dollars)

3. BUSINESS ACQUISITION

Effective February 9, 2010 the Company acquired 99% of the issued common stock of Compania Minera for equity consideration of 35,500,000 common stock of the Company, issued at a par value of $0.001 per share, $30,000 cash and consideration payable to a former stockholder of Compania Minera in the amount of $820,991for exchange for the acquisition, by the Company, of 99% of the issued and outstanding shares of Compania Minera. Also, pursuant to the terms of the share exchange agreement, certain stockholders of the Company cancelled 34,000,000 restricted shares of the Company’s common stock.

The acquisition has been accounted for using the purchase method, with the Company identified as the acquirer, and the assets and liabilities of Compania Minera recorded at their fair values. The results of operations of Compania Minera are included in these consolidated financial statements from February 9, 2010. The comparative figures for the consolidated balance sheets presented as at April 30, 2009 and the comparative figures for the statements of comprehensive loss and deficit and cash flows for the periods ended April 30, 2009 do not include Compania Minera.

As management does not consider the resulting future income tax asset resulting from the allocation of the purchase price to be more likely than not to be recoverable, a valuation allowance has been provided for the full amount.

Fair values of net assets acquired:
Cash	$28,522
Other current assets	105,275
Property, plant and equipment	774,239
Accounts payable and accrued liabilities	(3,388)
Due to related parties	(6,146)
898,502
Less: non-controlling interest	(12,011)
$886,491

Consideration paid:
Issuance of 35,500,000 common shares at par of $0.001	$35,500
Assumption of debt	820,991
Cash consideration	30,000
$886,491

4. INVENTORY

	2010	2009
	$	$
Gold in process	107,318	-
Mining supplies	33,595	-
	140,913	-

The amount of inventories recognized as an expense during the year is $100,275 (2009 - $nil) included in cost of sales. Total inventory impairment for the year is $12,119.

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in U.S. Dollars)

5. PROPERTY, PLANT AND EQUIPMENT

	April 30,	April 30,
	2010	2009
Buildings	$290,958	$-
Mining-machinery and equipment	382,143	-
Vehicles	16,260	-
Office equipment and furniture	38,242	-
Concessions	74,329	-
	801,932	-
Less: Accumulated depreciation	(9,262)	-
	792,670	-
Land	13,631	-
	$806,301	$-

6. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash on hand, accounts receivable, bank indebtedness. accounts payable and accrued liabilities, other accounts payable and loan from director. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments is disclosed in Note 2 above.

7. ASSET RETIREMENT OBLIGATIONS

In accordance with ASC No. 410, “Asset Retirement and Environmental Obligations” (“ASC No. 410”), the Company records the fair value of a liability for an asset retirement obligation to pay reclamation costs at the end of the mine life in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. As of April 30, 2010 and 2009, the asset retirement obligation accrued in the financial statements were $221,394 and $nil respectively.

The following table shows changes in the carrying amount of the Company's asset retirement obligation for the year ended April 30, 2010:

Acquired from Compania Minera on February 9, 2010	194,011
Accretion expenses	27,383
Balance, April 30, 2010	$221,394

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in U.S. Dollars)

8. CAPITAL STOCK

a) Stock and Option Compensation Plan

On April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at April 30, 2010.

b) Issued and Outstanding

During the year ended April 30, 2008, the Company’s Board of Directors approved a 15 for one (1) forward stock split of our authorized, issued and outstanding shares of capital stock. The authorized capital increased from 70,000,000 shares of common stock with a par value of $0.001 to 1,050,000,000 shares of common stock with a par value of $0.001 and 75,000,000 shares of preferred stock with a par value of $0.001. As a result, the issued and outstanding of common stock as at April 30, 2008 increased from 5,137,000 to 77,055,000.

During the year ended April 30, 2009, the Company issued 250,000 common stock and cancelled 12,500,000 common stock from treasury. As a result, the issued and outstanding of common stock as at April 30, 2009 decreased from 77,055,000 to 64,805,000.

i) Acquisition of Compania Minera Cerros Del Sur, S.A.

On February 9, 2010, the Company acquired 99% of the outstanding shares of Compania Minera Cerros Del Sur, S.A. in consideration for 35,500,000 common stock at par of $0.01 per share pursuant to the terms of the share exchange agreement.

ii) Private Placement

During the year ended April 30, 2010, the Company closed a non-brokered private placement for 1,000,000 common shares at $0.50 per share for gross proceeds of $500,000.

9. LOAN FROM STOCKHOLDERS AND RELATED PARTY TRANSACTIONS

As at April 30, 2009, a stockholder has loaned the Company $22,550 without interest and fixed term of repayment. The loan was paid off in the year ended April 30, 2010.

A director has loaned the Company $246,299 (2009: $18,646) without interest and fixed term of repayment. The loan is unsecured.

During the year ended April 30, 2010, the Company paid to Resilient Energy Inc., a company which has the same stockholders and related management and is controlled by the CEO of the Company, for a total amount of $120,000 (2009 - $NIL) as professional fees.

The Company considers Mayan Gold Inc. as a related company since it is a party of the share exchange agreement with Compania Minera and its stockholders were the same of Compania Minera before the acquisition. Pursuant to the exchange agreement, the Company shall assign certain concession for a total of $251,178 (4,779,257 Lempiras) and pay $599,813 (11,384,468 Lempiras) to Mayan Gold Inc. for inventory of all reimbursable assets including cash, diesel, cyanide, and activated carbon in stock as well as the ounces of pure gold actually loaded in the processing vats at the mine in Honduras on February 2, 2010. As of April 30, 2010, the Company owed $121,545 to Mayan Gold Inc.

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in U.S. Dollars)

10. COMPROMISES AND CONTINGENCIES

1.	The Company’s subsidiary has signed leasing contracts for office and warehouse space. These contracts do not have termination date; future payments under them will be $30,000 per year.

2.

Revenue tax statements for the last five years have not yet been reviewed by Honduran fiscal authorities. The management of the Company’s subsidiary thinks that no major monetary adjustments would result from these reviews that could affect its financial position.

3.

In February 2006, inhabitants of the Community El Corpus, invaded the terrain where is located part of the mineral reserve of the Compania Minera names “La Reyna”. This invasion happened to extract mineral from this reserve. Based on this fact, and on the bilateral agreement between the United States of America and Honduras, Compania Minera requested protection from the State of Honduras.

On October 2, 2006, the Company submitted an administrative damage claim to the Honduran Ministry of Natural Resources and Environment because the State of Honduras had not provided the Company the duly protection to its investments. As at April 30, 2010, no determination had been made on this issue.

11. INCOME TAXES

The Company has losses that total $688,446 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at April 30, 2010 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

	2010	2009
Deferred tax assets	$234,072	197, 717
Valuation allowance	$(234,072)	(197,717)
Net deferred tax assets	$-	-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal periods ended April 30, 2010 and 2009 is as follows:

	2010	2009
Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

12. SUBSEQUENT EVENTS

According to the share exchange agreement, the Company is required to raise additional capital of $1,500,000 before August 9, 2010. As at August 9, 2010, the Company did not meet this condition. However, the shareholders of Mayan Gold have not indicated that they will enforce the terms of the share agreement and are continuing to work with the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 9A.	Controls and Procedures

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

As of April 30, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended April 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

On June 16, 2010, we entered into an agreement with Paul Campbell Gladston, wherein Mr. Gladston agreed to join our board of directors.

Also on June 16, 2010, we entered into an agreement with Gerardo A. Flores, wherein Mr. Flores agreed to provide our company with various services as the vice president of operations.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed
Kelly Fielder	President, Secretary and Director	41	March 19, 2009
Steve E. Fisher	Director	57	June 2, 2008
Paul Campbell Gladston	Director	45	March 1, 2010
Gerardo A Flores	Vice President of Operations	46	June 16, 2010

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Kelly Fielder – President, Secretary and Director

Mr. Fielder was elected a director and appointed as president and secretary on March 19, 2009.

Mr. Fielder is currently Chief Executive Officer and a Director of Resilient Energy Inc. which is a reporting corporation with the Securities and Exchange Commission. Incorporated in the State of Delaware, Resilient

is involved in the North American oil and gas industry. Having served on the board of directors of several reporting public and private companies in North America including Holloman Energy Inc., Sharps Elimination Technologies Inc., and Spectrum Meditech Inc., Mr. Fielder brings with him considerable experience in mergers and acquisitions, and corporate re-organizations as well an extensive regulatory and legal background dealing with North American stock exchanges and the Sarbanes Oxley Act.

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

Paul Campbell Gladston – Director

Mr. Gladston was elected a director on June 16, 2010.

Mr. Gladston is a former non-commissioned and commissioned officer in the parachute regiment and a graduate of the Royal Military Academy Sandhurst (RMAS) and Junior Division Staff College, Camberly, UK. He spent 12 years (1982-1994) as a soldier and commissioned officer in an operational parachute battalion serving internationally with the British Army in Central America, Northern Europe, East Africa (Somalia) and two years in Northern Ireland.

Mr. Gladston is a certified protection professional (CPP) with the American Society for Industrial Security and has over 15 years as a security professional with experience in corporate and industrial security in North America, the Middle East and Africa. Since 2004, Mr. Gladston has been a security consultant to international mining, oil and gas and communications companies where he provides consulting services in mine security and specialty services in precious metals security. Mr. Gladston has worked with internal audit departments assessing and developing accountability and controls for gold milling, refining, shipping and sales and has provided assistance in the design, construction and development of policies and procedures from exploration and feasibility phases through construction into production.

Gerardo A Flores - Vice President of Operations

Mr. Flores was appointed Vice President of Operations on June 16, 2010.

From 2003 to 2006, Gerardo A. Flores was an assistant manager at Compañía Minera Cerros del Sur, a private corporation which has become our susidiary, where he acted as a liaison between the company, government and the community of Tegucigalpa, Honduras. Within the same period of time, Mr. Flores was also an assistant manager at Broadcast International Inc., a company based in Salt Lake that engages in the installation, management and support of private communication networks for large organizations in the United States. He was responsible for maintaining the company’s private customers’ accounts.

From 2006 to present, Mr. Flores is the general manager of Compañía Minera Cerros del Sur (Mina Clavo Rico), Cerros del Sur de Panamá (Mina Potosí) and Cía Minera Cerros del Rio (Mina Transito), where he manages the operations of the companies on a day-to-day basis.

Mr. Flores holds undergraduate degrees in civil engineering and a master of science in herpetology from the Universidad Autónoma de Honduras located in Tegucigalpa, Honduras and also a bachelor of science from West Minister College located in Salt Lake City, Utah.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Kelly Fielder	Nil	Nil	Nil
Steven E. Fisher	Nil	Nil	Nil
Paul Campbell Gladston	Nil	Nil	Nil
Gerardo A. Flores	Nil	Nil	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

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

Our Code of Ethics and Business Conduct is being filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Razor Resources Inc., Suite 3001-1600 Glenarm Place, Denver, CO, 80202

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2010 and 2009; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kelly Fielder(1) President and Secretary	2010 2009	120,000 120,000	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	120,000 120,000
Duncan Bain(2) President and Secretary	2010 2009	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Mr. Fielder was appointed president and secretary of our company on March 19, 2009.

(2)	Mr. Bain was appointed president and secretary on December 4, 2008 and resigned as a director and officer of our company on March19, 2009.

Stock Options/SAR Grants

During the period from inception (February 15, 2002) to April 30, 2010, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2010 or April 30, 2009 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2010.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to April 30, 2010.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Kelly Fielder Denver, CO	1,000,000(2)	1.00%
Steven E. Fisher Bakersfield, CA	250,000	0.25%
Paul Campbell Gladston Denver, CO	Nil	0.0%
Gerardo A Flores Harriman, UT	600,000	0.60%
All Officers and Directors As a Group (4 individuals)	1,850,000	1.84%
Bing Wong Surrey, BC	32,500,000	32.40%
Rong Xin Yang Vancouver, BC	7,232,250	7.21%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 19, 2010. As of July 19, 2010, there were 100,305,000 shares of our company’s common stock issued and outstanding.

(2)	These shares are registered in the name of Resilient Technologies Inc. Mr. Fielder exercises dispositive and voting authority with respect to the shares held by Resilient Technologies Inc.

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

Director Independence

We currently act with three directors, consisting of Kelly Fielder, Steven E. Fisher and Paul Campbell Gladston. We have determined that Steven Fisher and Paul Campbell Gladston are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2010 and for fiscal year ended April 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2010 ($)	2009 ($)
Audit Fees	Nil	6,000
Audit Related Fees	64,000	3,250
Tax Fees	Nil	Nil
All Other Fees	Nil	2,678
Total	Nil	11,928

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
10.5

Stock Exchange Agreement between our company, Compania Minera Cerros Del Sur, S.A. and Mayan Gold Inc. dated February 9, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on February 12, 2010)

(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to the Form 10-KSB filed on August 10, 2007)
(31)	Section 302 Certification
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
(32)	Section 906 Certification
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAZOR RESOURCES, INC.

/s/ Kelly Fielder
Kelly Fielder
President, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal
Accounting Officer)

Date: August 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kelly Fielder	President, Secretary and Director	August 13 2010
Kelly Fielder

/s/ Paul Campbell Gladston	Director	August 13, 2010
Paul Campbell Gladston