Form 10-Q
period 2010-07-31
RAZOR RESOURCES INC
filed 2010-09-21
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-51973

RAZOR RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3001-1600 Glenarm Street, Denver CO	80202
(Address of principal executive offices)	(Zip Code)

303.506.1633
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |
[X] YES    [   ] NO

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
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 101,305,000 common shares issued and outstanding as of September 13, 2010

PART I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.
(A Nevada Corporation)
Unconsolidated Balance Sheet
As at July 31, 2010
(With Comparative Figures as at April 30, 2010)
(Expressed in U.S. Dollars)

	July 31	April 30
	2010	2010
	(Unaudited)	(Restated)
ASSETS

Cash	$-	$8,808
Property, Plant and Equipment	32,877	26,444
Investment in Subsidiary	735,417	735,417
TOTAL ASSETS	$768,294	$770,669

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank indebtedness	$5,808	$-
Accounts payable and accrued	108,844	90,701
TOTAL CURRENT LIABILITIES	114,652	90,701
Long Term Liability
Due to Subsidiary	429,012	459,012
Loan from Shareholder and Director	423,019	347,317
TOTAL LIABILITIES	$966,683	$897,030

Stockholders' Deficit
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value
75,00,000 preferred shares at $0.001 par value
Issued and fully paid
101,305,000 common shares at par value of $0.001 per share	40,637	40,637
Additional paid in capital	518,084	518,084
Deficit, accumulated during the exploration stage	(757,110)	(685,082)
TOTAL STOCKHOLDERS' DEFICIT	(198,389)	(126,361)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$768,294	$770,669

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Unconsolidated Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)

	Three	Three	Year
	Months	Months	Ended
	Ended	Ended	April 30
	July 31	July 31	2010
	2010	2009	(Restated)
Revenues
Consulting Income	-	-	-

General and Administration Expenses
Investor Relations and Promotion	-	-	13,960
Filing Fees	-	-	589
Professional Fees	27,352	1,800	238,157
Management Fees	3,227	-	-
Bank Service Charges	175	-	743
Office Costs	842	-	32,906
Travel Costs	40,432	-	48,688
Amortization	-	-	1,248
Equity Pickup from Investment in Subsidiary	-	-	151,074
	72,028	1,800	487,365

Net Loss for the Period	(72,028)	(1,800)	(487,365)

Net Loss Per Share	(0.0007)	(0.0000)	(0.0059)
Basic and Diluted Loss per Share	(0.0007)	(0.0000)	(0.0059)

Weighted Average Number of Shares Outstanding	101,305,000	64,805,000	83,055,000

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Unconsolidated Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)

	Three	Three	Year
	Months	Months	Ended
	Ended	Ended	April 30
	July 31	July 31	2010
	2010	2009	(Restated)

Cash Provided by (Used for)
Operating Activities
Net Loss for the period	(72,028)	(1,800)	(487,365)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	18,143	1,800	(24,283)
Equity Pickup from Investment in Subsidiary	-	-	151,074
Amortization	-	-	1,248
	(53,885)	-	(359,326)

Investing Activities
Investment in Subsidiary	-	-	(886,490)
Purchase of equipment	(6,433)	-	(27,693)
	(6,433)	-	(914,183)

Financing Activities
(Repayments) Advances to/from Subsidiary	(30,000)	-	459,012
Capital stock subscribed	-	-	35,500
Additional Paid up Capital	-	-	463,831
Loan from Shareholder	75,702	237	306,121
	45,702	237	1,264,464

Cash (decrease) increase during the year	(14,616)	237	(9,045)

Cash, Beginning of year	8,808	(237)	(237)

(Bank indebtedness) cash, End of year	(5,808)	-	8,808

Supplementary Information
Income Taxes Paid	-	-	-
Interest Paid	-	-	-

See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
July 31, 2009
(Expressed in U.S. Dollars) (unaudited)

Note 1: BUSINESS OPERATIONS

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

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Note 3: INVESTMENT IN SUBSIDIARY

The Investment in the subsidiary is stated at the lower of net realizable value and cost. The company had accounted for this investment on a consolidated basis for its fiscal year ended April 30, 2010. The comparative figures have been restated to reflect the accounting of this investment on an equity basis for the April 30, 2010 year end.

The change in accounting treatment for the investment in the subsidiary is due to the default provisions of the Stock Exchange Agreement.

The Stock Exchange Agreement, dated February 9, 2010, between Razor Resources Inc, Mayan Gold Inc and Compania Minera Cerros Del Sur S.A., required Razor Resources Inc to raise equity of $1,500,000 as per Section 7.04(c). The Agreement also required that two new directors with mining experience, as per section 7.04(e), to be placed on the company’s Board of Directors. These requirements were to be fulfilled by August 9, 2010.

On August 9, 2010, Mayan Gold Inc issued a Notice of Default to Razor Resources Inc in accordance with the Stock Exchange Agreement. The period of curement has lapsed and Razor Resources Inc has not been able to satisfy the conditions as set out in 7.04(c) and 7.04(e).

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
July 31, 2009
(Expressed in U.S. Dollars) (unaudited)

The default conditions of the Stock Exchange Agreement result in Razor Resources Inc forfeiting 125,000 common shares of Compania Minera Cerros Del Sur S.A. to Mayan Gold Inc. The resulting forfeiture reduces the share ownership in the subsidiary from 99% to 36.5% . The company would become a minority interest without the ability to influence the management of the investment.

Razor Resources Inc has not received a written notification of default and direction of the share forfeiture as at the time of the issuance of these financial statements.

Note 4: INCOME TAXES

The Company has losses that total $197,717 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at July 31, 2010 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Deferred tax assets	$199,517
Valuation allowance	$(199,517)
Net deferred tax assets	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal periods ended July 31, 2010 and 2009 is as follows:

2010
Statutory federal income tax rate	-34.0%
Valuation allowance	34.0%
Effective income tax rate	0.0%

Note 5: FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 6: PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at July 31, 2009, for pension, post-employment benefits or post- retirement benefits. The Company does not have a pension plan.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
July 31, 2009
(Expressed in U.S. Dollars) (unaudited)

Note 7: CAPITAL STOCK

On November 23, 2007, our Board of Directors approved a 15 for one (1) forward stock split of our authorized, issued and outstanding shares of capital stock. Our authorized capital increased from 70,000,000 shares of common stock with a par value of $0.001 to 1,050,000,000 shares of common stock with a par value of $0.001 and 75,000,000 shares of preferred stock with a par value of $0.001.

Note 8: LOAN FROM SHAREHOLDER AND RELATED PARTY TRANSACTIONS

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

General Overview

The address of our principal executive office is Suite 300, 1600 Glenarm Street, Denver, CO 80202. Our telephone number is 303.506.1633.

Our common stock is quoted on the OTC Bulletin Board under the symbol "RZOR".

We were incorporated on February 23, 2001 under the laws of the state of Nevada, in order to be in the business of mineral property exploration.

On February 9, 2010, we entered into a stock exchange agreement with Compania Minera Cerros Del Sur, S.A., a Honduran corporation, and Mayan Gold Inc., a shareholder of Cerros del Sur. Pursuant to the terms of the stock exchange agreement, we acquired 99% of the issued and outstanding shares of Compania Minera Cerros Del Sur, S.A.’s common stock in exchange for the issuance by our company of 35,500,000 shares of our common stock to the shareholder of Compania Minera Cerros Del Sur, S.A and the assumption of debt to Compania Minera Cerros Del Sur, S.A. of $850,990. Also, pursuant to the terms of the stock exchange agreement, subsequent to the July 31, 2010 reporting period, certain shareholders of our company cancelled 32,500,000 restricted shares of our common stock.

As of February 9, 2010 we are a majority shareholder of Compania Minera Cerros Del Sur, S.A, a Honduras corporation.

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

On February 9, 2010, we entered into a share exchange agreement with Compania Minera Cerros Del Sur, S.A., a Honduran corporation, and a shareholder of Cerros del Sur. Pursuant to the terms of the share exchange agreement, we have agreed to acquire 99% of the issued and outstanding shares of Compania Minera Cerros Del Sur, S.A.’s common stock in exchange for the issuance by our company of 35,500,000 shares of our common stock to the shareholder of Compania Minera Cerros Del Sur, S.A. and the assumption of debt to Compania Minera Cerros Del Sur, S.A. of $850,990.

Plan of Operation

During the next twelve month period, we intend to focus our efforts on exploration and production activities on our Clavo Rico property in the municipality of El Corpus in the state of Choluteca, Honduras.

Not accounting for our working capital deficit of $114,653 we require additional funds of approximately $500,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending July 31, 2011.

General and Administrative Expenses

We expect to spend $500,000 during the twelve-month period ending July 31, 2011 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending July 31, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2011.

Personnel Plan

As at July 31, 2010, our only employees were our directors and officer.

Our majority owned subsidiary, Compania Minera Cerros Del Sur, S.A, has 59 full time employees.

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Results of Operations

Overview

Three Months Ended July 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2010 which are included herein.

Our operating results for the three months ended July 31, 2010, for the three months ended July 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31, 2010 ($)	Three Months Ended July 31, 2009 ($)	Change Between Three Month Period Ended July 31, 2010 and July 31, 2009 ($)
Revenue	Nil	Nil	Nil
Operating Expenses	72,028	1,800	70,228
Net Income (Loss)	(72,028)	(1,800)	(70,228)

Operating Expenses

Our operating expenses for the three months ended July 31, 2010 and July 31, 2009 are outlined in the table below:

		Three Months Ended
		July 31

		2010		2009

Filing fees	$	Nil	$	Nil
Professional fees		$27,352		$1,800
Management fees		$3,227	$	Nil
Office costs		$842	$	Nil
Travel costs		$40,432	$	Nil
Bank service charges		$175	$	Nil

The 70,228 increase in operating expenses for the three months ended July 31, 2010, compared to the same period in fiscal 2009, was mainly due to the costs incurred to manage the subsidiary operations.

Revenues

We have earned $nil revenues from selling precious metals since our inception and we anticipate earning $80,000 revenues from selling precious metals per month.

Liquidity and Financial Condition

As of July 31, 2010, our total assets were $768,293 and our total current liabilities were $114,652 and we had a working capital deficit of $114,652. Our financial statements report a net loss of $72,028 for the three months ended July 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At		At
	July 31, 2010		July 31, 2009

Net Cash provided by (Used in) Operating Activities	$(53,885)	$	Nil
Net Cash Provided by (Used In) Investing Activities	$(6,433)	$	Nil
Net Cash Provided by Financing Activities	$45,702		$237
Cash increase (decrease) during the period	$(14,616)		$237

We had cash in the amount of $Nil as of July 31, 2010 as compared to $Nil as of July 31, 2009. We had a working capital deficit of $114,652 as of July 31, 2010 compared to working capital deficit of $81,893 as of April 30, 2010.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

In their audit report relating to our financial statements for the period ended April 30, 2010 our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. All of these factors continue to exist and raise doubt about our status as a going concern.

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

Equity Compensation

On April 19, 2010, our directors approved the adoption of the 2010 Stock Option Plan which permits our company to issue up to 8,000,000 shares of our common stock to directors, officers, employees and consultants of our company. We do not have any other compensation plans or arrangements.

Application of Critical Accounting Policies [<>NTD – to be update with financial statements]

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

New Accounting Pronouncements [<>NTD – to be update with financial statements]

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

As of July 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash and cash equivalents in the amount of $Nil as of July 31, 2010. At July 31, 2010, we had a working capital deficit of $114,652. We incurred a net loss of $72,028 for our quarter ended July 31, 2010. Our planned exploration requires additional funding and we are exploring ways to raise the funds required. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated August 9, 2010, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of our capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (Incorporated by reference to the Form SB-2 filed on July 22, 2005)

3.2	Bylaws (Incorporated by reference to the Form SB-2 filed on July 22, 2005)

Exhibit
Number	Description

3.3	Certificate of Change filed with the Secretary of State of Nevada on December 20, 2007 (Incorporated by reference to the Form 8-K filed on December 27, 2007)

(10)	Material Contracts

10.1	Property Purchase Agreement dated April 11, 2005 (Incorporated by reference to the Form SB-2 filed on July 22, 2005)

10.2	Share Cancellation/Return to Treasury Agreement dated May 1, 2008 (Incorporated by reference to our Current Report on Form 8-K filed on May 6, 2008)

10.3	Amended Share Cancellation/Return to Treasury Agreement dated June 30, 2008 (Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2008)

10.4	Share Cancellation/Return to Treasury Agreement with Drew Simpson dated June 30, 2008 (Incorporated by reference to our Current Report on Form 8-K filed on July 15, 2008)

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

RAZOR RESOURCES INC.
(Registrant)

Dated: September 20, 2010	/s/ Kelly Fielder
Kelly Fielder
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)