Form 10-Q
period 2010-10-31
RAZOR RESOURCES INC
filed 2010-12-17
CIK 1333614

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

                             (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 31, 2010
                                 or

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

                             901-201-9434
        (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (Section229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
101,305,000 common shares issued and outstanding as of December 17,
2010




--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.
(A Nevada Corporation)
Unconsolidated Balance Sheet
As at October 31, 2010
(With Comparative Figures as at April 30, 2010)
(Expressed in U.S. Dollars)

                               October 31,      April 30, 2010
                               2010             (Audited -
                               (Unaudited)      Restated)

Assets

Current Assets - Cash and      $0               $8,808
Cash Equivalents

Property, Plant and Equipment  32,877           26,444

Investment in Subsidiary       735,417          735,417

TOTAL ASSETS                   $768,294         $770,669

Liabilities and Stockholders'
Deficit

Current Liabilities

Bank Indebtedness              $-               $-

Accounts Payable and Accrued   $108,844         $90,701

TOTAL CURRENT LIABILITIES      $108,844         $90,701

Long Term Liability

Due to Subsidiary              429,012          459,012

Loan from Shareholder and      $441,206         $347,317
Director

TOTAL LIABILITIES              $979,062         $897,030

Stockholders' Equity (Deficit)

Common stock


Authorized:1,050,000,000
common shares at $0.001 par
value 75,000,000 preferred
shares at $0.01 par value

            Issued and Fully   40,637           40,637
paid:101,305,000 common
shares at par value of $0.01
per share

Additional Paid-in Capital     518,084          518,084

Deficit accumulated during     $(769,489)       $(685,082)
the developmental stage

TOTAL STOCKHOLDERS' EQUITY     $(210,768)       $(126,361)
(DEFICIT)

TOTAL LIABILITIES AND          $768,294         $770,669
STOCKHOLDERS' DEFICIT


The accompanying notes are an integral part of these financial statements.


F-1




--------------------------------------------------------------------------------

RAZOR RESOURCES INC.
(A Nevada Corporation)
Unconsolidated Statement of Operations
(Expressed in U.S. Dollars)

                For the   For the   For the   For the  Year
                Three     Three     Six       Six      Ended
                Months    Months    Months    Months   April
                Ended     Ended     Ended     Ended    30, 2010
                October   October   October   October  (Audited)
                31, 2010  31, 2009  31, 2010  31 2009  (Restated)
                (Unaudite (Unaudite (Unaudite (Unaudit
                d)        d)        d)        ed)


Revenues

Consulting      -         -         -         -        -
Income

General and
Administrative
Expenses

Investor        -         -         -         -        $13,960
Relations and
Promotion

Rent            -         -         -         -        -

Automobile      -         -         -         94       -
Expense

Filing Fees     1,445     -         1,445     -        589

Professional    5,600     1,800     32,952    3,600    238,157
Fees

Management Fees -         -         3,227     -
                                                       -

Bank Service    165       -         340       87       743
Charges

Office Costs    2,540     -         3,382     -        32,906

Travel Costs    2,194     -         42,626    403      48,688

Meals and       435       -         435       -        -
Entertainment

Amortization    -         -         -         -        1,248

Equity Pickup   -         -         -         -        151,074
from
Investment in
Subsidary

Net (loss) for  $(12,379) $(1,800)  $(84,407) $(4,183) $(54,389)
the period

Net (loss) per  (0.0000)  (0.0000)  (0.007)   (0.00)   (0.0059)
share - Basic
and Diluted

Weighted
Average

Shares




Outstanding 101,305,000 64,805,000 101,305,000 64,805,000 83,055,000




-Basic and

Diluted
















The accompanying notes are an integral part of these financial statements.

F-3




--------------------------------------------------------------------------------

RAZOR RESOURCES INC.
(A Nevada Corporation)
Unconsolidated Statement of Cash Flows
(Expressed in U.S. Dollars)

                            For the Six  For the     Year Ended
                            Months       Six Months  April 30,
                            Ended        Ended       2010
                            October 31,  October     (Audited)
                            2010         31, 2009    (Restated)
                            (Unaudited)  (Unaudited)

Cash Provided by (Used
for) Operating Activities

Net loss for the Period     $(84,407)    $(4,183)    $(487,365)

Changes in non-cash
working capital items

Accounts Payable Accrued    18,143       3,600       (24,283)
Liabilities

Equity Pickup from          -            -           151,074
Investment in Subsidiary

Amortization                -            -           1,248

Net Cash Provided By (Used  (66,264)     (583)       (359,326)
In)  Operating Activities

Investing Activities

Investment in Subsidiary    -            -           (886,490)

Purchase of Equipment       (6,433)      -           (27,693)

                            (6,433)      -           (914,183)

Financing Activities

(Repayments) Advances       (30,000)     -           459,012
to/from Subsidiary

Capital Stock Subscribed    -            -           35,500

Additional Paid in Capital  -            -           463,831

Loan from Shareholder       93,889       1,234       306,121

Cash Provided by Financing  63,889       1,234       1,264,464
Activities

Cash (Decrease) Increase    (8,808)      651         (9,045)
during the Period

Cash, Beginning of Year     8,808        (237)       (237)

Cash, End of Year           $0           $414        $8,808


 The accompanying notes are an integral part of these financial statements.



F-4





--------------------------------------------------------------------------------

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
October 31, 2010
(Expressed in U.S. Dollars) (unaudited)
Note 1. BUSINESS OPERATIONS
Razor Resources Inc. was incorporated on February 23, 2001 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002 and the fiscal year end of the Company is April 30.

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $769,489 to October 31, 2010. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

(a) Year end and Comparative Figures
The Company has adopted April 30 as its fiscal year end. The unaudited financial statements should read in conjunction with the Company's audited financial statements for the year ended April 30, 2010.

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

(d) Bank Indebtedness
Bank indebtedness consists of overdraft with the Company's Banker.

(e) Income Taxes
Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
6


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

(g) Loss per Share
The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

(h) Disclosure about fair value of financial instruments
The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 2010 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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

(j) Mineral property acquisition costs and deferred exploration expenditures
Mineral property acquisition costs are expensed. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, are expensed as incurred while the Company is in the exploration stage. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties and mine development costs will be computed using the units-of-production method based on proved and probable reserves. 7


a. US GAAP requires that whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the discounted future cash flows is less than the carrying amount of the asset, an impairment loss (difference between the carrying amount and fair value) should be recognized as a component of income from continuing operations before income taxes.

b. Where properties are disposed of, the sale proceeds are, firstly, applied as a recovery of mineral property acquisition costs, and secondly, as a gain or loss recorded in current operations.
(l) Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159, permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial condition or results of operations.
In February 2008, FASB issued FSP SFAS No. 157-2, Effective date of FASB statement No. 157 ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of SFAS No. 157, Fair Value Measurement to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

Note 3. INCOME TAXES
The Company has losses that total $769,489 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at October 31, 2010 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.
Deferred tax assets      $     269,321
Valuation allowance      $     (269,321)
Net deferred tax assets  $     -

Note 4. FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.
8

Note 5. PENSION AND EMPLOYMENT LIABILITIES
The Company does not have liabilities as at October 31, 2010, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

Note 7. LOAN FROM SHAREHOLDER AND RELATED PARTY TRANSACTIONS
A shareholder has loaned the company $93,889 for the period ending October 31, 2010 without interest and fixed term of repayment. The loan is unsecured.
This loan will not be repaid in the next year.
9

Note 8. Investment in Subsidiary and Subsequent Events

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

The Stock Exchange Agreement dated February 9, 2010, between Razor Resources Inc, Mayan Gold Inc and Compania Minera Cerros Del Sur S.A., required Razor Resources Inc to raise equity of $1,500,000 as per section 7.04( c) . The Agreement also required that two new directors with mining experience, as per section 7.04(e), to be placed on the company's Board of Directors. These requirements were to be fulfilled by August 9, 2010.

On August 9, 2010, Mayan Gold Inc issued a Notice of Default to
Razor Resources Inc in accordance with the Stock Exchange Agreement. The period of curement has lapsed and Razor Resources Inc has not been able to satisfy the conditions as set out in 7.04( c) and 7.04(e)

The default conditions of the Stock Exchange Agreement result in Razor Resources Inc forfeiting 125,000 common shares of Compania Minera Cerros Del Sure S.A. to Mayan Gold Inc. The resulting forfeiture reduces the share ownership in the subsidiary from 99% to 36.5%. The company would become a minority interest without the ability to influence the management of the investment.

Razor Resources Inc has not received a written notification of default and direction of the share forfeiture as at the time of the issuance of these financial statements.

However through amended agreement with the parties date On November 29, 2010 Razor Resources Inc. ("Razor Resources Inc." or the "Company") announces that an agreement has been made between the Company, Compania Minera Cerros Del Sur S.A. ("Cerros"), and Mayan Gold, Inc. ("Mayan") to amend and improve their previous agreement regarding the ownership and operation by the Company of the Clavo Rico mine located in the Cholutecca region of Honduras. This agreement to amend the Stock Exchange Agreement dated February 9, 2010 was completed on November 26, 2010.


On February 9, 2010, Razor acquired 99% of Cerros, which owns the Clavo Rico mine, through a share exchange agreement with Mayan. In exchange for their interest in Cerros, Mayan received 35.5M shares of Razor Resources, Inc. with a valuation of $17.75M USD. In addition, payment obligations to Mayan totalling $2.0M USD, of which $570,000 has been paid by the Company earlier this year, were agreed upon. In total, the valuation of the Clavo Rico mine acquisition by the Company approximated $20M USD.


Razor, under the new agreement, has now committed to investing $2.0M USD over the course of the next six months. These funds will be utilized to upgrade and improve equipment, increase the geological team, commence an expanded drill program, and construct and install a heap leach pad. The Company is confident that these measures will lead to an immediate and significant increase in production that will allow the Company to build further shareholder value.

Effect of the amended agreement is reverting the Company's ownership in in the subsidiary back to original 99%. As of October 31, 2010, the Company had accounted for this investment on an unconsolidated basis for its 2nd quarter then ended.


F-10




--------------------------------------------------------------------------------

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

On February 9, 2010, we entered into a stock exchange agreement with Compania Minera Cerros Del Sur, S.A., a Honduran corporation, and Mayan Gold Inc., a shareholder of Cerros del Sur. Pursuant to the terms of the stock exchange agreement, we acquired 99% of the issued and outstanding shares of Compania Minera Cerros Del Sur, S.A.'s common stock in exchange for the issuance by our company of 35,500,000 shares of our common stock to the shareholder of Compania Minera Cerros Del Sur, S.A and the assumption of debt to Compania Minera Cerros Del Sur, S.A. of $850,990. Also, pursuant to the terms of the stock exchange agreement, subsequent to the July 31, 2010 reporting period, certain shareholders of our company cancelled 32,500,000 restricted shares of our common stock.

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

On February 9, 2010, we entered into a share exchange agreement with Compania Minera Cerros Del Sur, S.A., a Honduran corporation, and a shareholder of Cerros del Sur. Pursuant to the terms of the share exchange agreement, we have agreed to acquire 99% of the issued and outstanding shares of Compania Minera Cerros Del Sur, S.A.'s common stock in exchange for the issuance by our company of 35,500,000 shares of our common stock to the shareholder of Compania Minera Cerros Del Sur, S.A. and the assumption of debt to Compania Minera Cerros Del Sur, S.A. of $850,990.

Plan of Operation

During the next twelve month period, we intend to focus our efforts on exploration and production activities on our Clavo Rico property in the municipality of El Corpus in the state of Choluteca, Honduras.

Not accounting for our working capital deficit of $108,844 we require additional funds of approximately $500,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending October 31, 2011.

General and Administrative Expenses

We expect to spend $250,000 during the twelve-month period ending
October 31, 2011 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending October 31, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2011.

Personnel Plan

As at October 31, 2010, our only employees were our directors and officer.

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

Results of Operations

Overview

Six Months Ended October  31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended
October 31, 2010 which are included herein.

Our operating results for the six months ended October 31, 2010, for the six months ended October 31, 2009 and the changes between those periods for the respective items are summarized as follows:

                Six Months      Six Months      Change Between
                Ended October   Ended October   Six Month
                31, 2010 ($)    31, 2009 ($)    Period Ended
                                                October 31,
                                                2010 and
                                                October 31,
                                                2009 ($)

Revenue         Nil             Nil             Nil

Operating       84,407          4,183           80,224
Expenses

Net Income      (84,407)        (4,183)         (80,224)
(Loss)



Operating Expenses

Our operating expenses for the six months ended October 31, 2010 and October 31, 2009 are outlined in the table below:

                   Six Months  Six
                   Ended       Months
                   October     Ended
                   31, 2010    October
                               31, 2009

Investor           $-          $-
Relations and
Promotion

Rent               -           -

Automobile Expense -           94

Filing Fees        1,445       -

Professional Fees  32,952      3,600

Management Fees    3,227       -

Bank Service       340         87
Charges

Office Costs       3,382       -

Travel Costs       42,626      403

Meals and          435         -
Entertainment







The 80,224 increase in operating expenses for the six months ended October 31, 2010, compared to the same period in fiscal 2009, was mainly due to the costs incurred to manage the subsidiary operations.

Revenues

We have earned $nil revenues from selling precious metals since our inception and we anticipate earning $80,000 revenues from selling precious metals per month.

Liquidity and Financial Condition

As of October 31, 2010, our total assets were $768,294 and our total current liabilities were $108,844 and we had a working capital deficit of $108,844. Our financial statements report a net loss of $84,407 for the six months ended October 31, 2010.






We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows


                                   At         At
                                   October    October
                                   31, 2010   31, 2009

Net Cash Provided By (Used In)     (66,264)   (583)
Operating Activities

Net Cash Provided By (Used In)     (6,433)    -
Investing Activities

Cash Provided by Financing         63,889     1,234
Activities

Cash (Decrease) Increase during    (8,808)    651
the Period




We had cash in the amount of $Nil as of October 31, 2010 as compared to $Nil as of October 31, 2009. We had a working capital deficit of $108,844 as of October 31, 2010 compared to working capital deficit of $114,652 as of July 31, 2010.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

In their audit report relating to our financial statements for the period ended October 31, 2010 our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. All of these factors continue to exist and raise doubt about our status as a going concern.

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

Application of Critical Accounting Policies [<>NTD   to be update
with financial statements]

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

New Accounting Pronouncements

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.


In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our company's financial condition or results of operations.



Item 3. Quantitative Disclosures about Market Risks

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

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

As of October 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash and cash equivalents in the amount of $Nil as of October 31, 2010. At October 31, 2010, we had a working capital deficit of $108,844. We incurred a net loss of $84,407 for our quarter ended October 31, 2010. Our planned exploration requires additional funding and we are exploring ways to raise the funds required. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated August 9, 2010, to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of our capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

(a)  Dismissal of Previous Independent Registered Public Accounting
Firm.

     i. Effective MM/DD, 2010, our Board of Directors approved the dismissal of Fazzari + Partners LLP as the Company's independent registered public accounting firm.

     ii. Fazzari + Partners LLP's financial reports on the Company's financial statements as of and for the fiscal year ended April 30, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     iii. During the Company's two most recent fiscal years (ended April 30, 2010 and 2009) and during the subsequent interim period through December 1, 2010, there were (1) no disagreements with Fazzari + Partners LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Fazzari + Partners LLP, would have caused Fazzari + Partners LLP to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

     iv. The Company provided Fazzari + Partners LLP with a copy of this disclosure and requested that Fazzari + Partners LLP furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter from Fazzari + Partners LLP will be filed under cover of an amendment to this Current Report when received.

(b)  Engagement of New Independent Registered Public Accounting Firm

     i. Concurrent with the decision to dismiss Fazzari + Partners LLP as the Company's independent auditor, the Audit Committee approved the engagement of Stan Jeong-Ha. Lee, CPA ("Stan") as the Company's new independent registered public accounting firm.

     ii. During the Company's two most recent fiscal years (ended April 30, 2010 and 2009) and through the subsequent interim period to December 1, 2010, the Company did not consult Stan with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither a written report was provided to the Company or oral advice was provided that Stan concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was the subject of either a disagreement as defined in
Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.




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

   RAZOR RESOURCES INC.
   (Registrant)


   Dated: December 17, 2010  /s/ Sam Nastat
   Sam Nastat
   President, Secretary, Treasurer and Director
   (Principal Executive Officer, Principal Financial
   Officer and Principal Accounting Officer)