Form 10-Q/A
period 2010-01-31
RAZOR RESOURCES INC
filed 2011-02-08
CIK 1333614

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             Form 10-Q/A

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

                             303.506.1633
         (Registrant's telephone number, including area code)

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

Explanatory Note: This amendment to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2010 has been filed to indicate that the company is no longer a shell company (as defined in Rule 12b-2 of the Exchange Act) as indicated in our 8-K filed on February 16, 2010. The box indicating that the registrant is a shell company was inadvertently check marked on the prior filing of this Form.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

2
RAZOR RESOURCES INC.
(A Nevada Corporation)
Unconsolidated Balance Sheet
As at January 31, 2010
(With Comparative Figures as at April 30, 2009)
(Expressed in U.S. Dollars)(Unaudited)

                                     January 31,   April 30,
                                     2010          2009



TOTAL ASSETS                         $-            $-

LIABILITIES AND STOCKHOLDERS'
DEFICIT

Current Liabilities

Bank Indebtedness                     $-           $237

Accounts payable and accrued          120,384      114,984

Total Current Liabilities            120,384       115,221

Long Term Liability

Loan from Shareholder                22,787        22,550

Loan from Director                   18,646        18,646

Long Term Total Liabilities          41,433        41,196

Total Liabilities                    161,817       156,417

Stockholder's Deficiency

Capital Stock Authorized:
1,050,000,000 common shares at
$0.001 par value

75,000,000 preferred shares at
$0.001 par value

Issued and fully paid:
64,805,000 common shares at par      5,137         5,137
value of $0.001 per share

Additional paid in capital           36,163        36,163

Deficit accumulated during the       (203,117)     (197,717)
exploration stage

Total Stockholders' Deficit          (161,817)     (156,417)

Total Liabilities and Stockholders'  $-            $-
Deficit




See Accompanying Notes

F-1

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)




                Three     Three     Nine     Nine     Year
                Months    Months    Months   Months   Ended
                Ended     Ended     Ended    Ended    April 30
                January   January   January  January  2010
                31 2010   31 2009   31 2010  31 2009  (Restated)

Revenues

Consulting      -         -         -        -        -

Income          -         -                           $8,000
                                    -        -

General and
Administration
Expenses

Filing Fees     -         1,074     -        3,540    8,572

Professional    1,800     7,451     5,400    15,207   139,215
Fees

Management Fees -         -         -        3,000    14,250

Facilities                -         -        1,088    26,405
Costs           -

Office Costs    -         60        -        6,542    12,087

Travel Costs    -         28        -        3,675    6,492

Registered      -         -         -        -        250
Fees

Mineral         -         -         -        -        2,500
Property
Cost

Bank Service    -         209       -        372      1,346
Charges

                1,800     8,822     5,400    33,424   211,117

Net Loss for    (1,800)   (8,882)   (5,400)  (33,424) (211,117)
the Period

Net Loss Per    (0.00)    (0.00)    (0.00)   (0.00)
Share

Basic and
Diluted Loss
per Share

Weighted


Average
Number of
Shares
Outstanding  64,805,000 64,805,000 64,805,000 64,805,000















See Accompanying Notes

F-3

RAZOR RESOURCES INC.
(A Nevada Corporation)
Unconsolidated Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)

                Nine Months     Nine Months     From February
                Ended January   Ended January   15, 2002
                31 2010         31 2009         (Inception) to
                                                January 31, 2010

Cash Provided
by (Used for)

Operating
Activities

Net Loss for    $(5,400)        $(33,424)       $(203,117)
the period

Changes in
non-cash
working
capital items

Accounts        5,400           20,761          120,384
Payable and
Accrued
Liabilities

Net cash        -               (12,663)        (82,733)
provided by
(used in)
operating
activities

Investing       -               -               -
Activities

Financing
Activities

Capital stock   -               -               41,300
subscribed

Loan from       -               13,499          41,433
Shareholder

Cash provided   -               13,499          82,733
by financing
activities

Cash            -               836             -
(decrease)
increase
during the year

Cash,           -               833             -
Beginning of
period

Cash, End of    $-              $1,669          $-
period

Supplementary
Information

Income Taxes    -               -               -
Paid

Interest Paid   -               -               -



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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Year end and Comparative Figures
The Company has adopted April 30 as its fiscal year end. The uanaudited financial statements should read in conjunction with the Company's audited financial statements for the year ended April 30, 2009.

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

(e) Bank Indebtedness
Bank indebtedness consists of overdraft with the Company's Banker.

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
Deferred tax assets      $     203,117
Valuation allowance      $     (203,117      )
Net deferred tax assets  $     -

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal periods ended January 31, 2010 and 2009 is as follows:
          2009
Statutory federal income tax rate       -34.0%
Valuation allowance           34.0%
Effective income tax rate          0.0%

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

On February 9, 2010, we entered into a share exchange agreement with Compania Minera Cerros Del Sur, S.A., a Honduran corporation, and Mayan Gold Inc., a shareholder of Cerros del Sur. Pursuant to the terms of the share exchange agreement, we agreed to acquire 99% of the issued and outstanding shares of Compania Minera Cerros Del Sur, S.A.'s common stock in exchange for the issuance by our company of 34,000,000 shares of our common stock to the shareholder of Compania Minera Cerros Del Sur, S.A. The closing of the transactions contemplated in the share exchange agreement and the acquisition of 99% of the issued and outstanding common stock in the capital of Compania Minera Cerros Del Sur, S.A. occurred on February 9, 2010. In accordance with the closing of the share exchange agreement, we issued 34,000,000 shares of our common stock to a former shareholder of Compania Minera Cerros Del Sur, S.A. in exchange for the acquisition, by our company, of 99% of the issued and outstanding shares of Compania Minera Cerros Del Sur, S.A. Also, pursuant to the terms of the share exchange agreement, certain shareholders of our company cancelled 34,000,000 restricted shares of our common stock.

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

On February 9, 2010, we entered into a share exchange agreement with Compania Minera Cerros Del Sur, S.A., a Honduran corporation, and a shareholder of Cerros del Sur. Pursuant to the terms of the share exchange agreement, we have agreed to acquire 99% of the issued and outstanding shares of Compania Minera Cerros Del Sur, S.A.'s common stock in exchange for the issuance by our company of 34,000,000 shares of our common stock to the shareholder of Compania Minera Cerros Del Sur, S.A.

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

Our operating results for the three months ended January 31, 2010, for the three months ended January 31, 2009 and the changes between those periods for the respective items are summarized as follows:


                Three Months    Three Months    Change Between
                Ended           Ended           Three Month
                January 31,     January 31,     Period
                2010            2009            Ended
                                                January 31, 2010
                                                and January 31,
                                                2009

Revenue         $ Nil           $ Nil           $ Nil

Operating       1,800           8,822           7,022
Expenses

Net Income      (1,800)         (8,822)         (7,022)
(Loss)









Operating Expenses

Our operating expenses for the three months ended January 31, 2010 and January 31, 2009 are outlined in the table below:
                          Three Months Ended
                                 January 31

                            2010         2009

Filing fees                 $  Nil     $  1,074
Professional fees           $  1,800   $     7,451
Management fees             $  Nil     $     Nil
Office costs                $  Nil     $     60
Travel costs                $  Nil     $     28
Bank service charges        $  Nil     $     209

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

Our operating results for the nine months ended January 31, 2010, for the nine months ended January 31, 2009 and the changes between those periods for the respective items are summarized as follows:




                Nine Months     Nine Months     Change Between
                Ended           Ended           Nine Month
                January 31,     January 31,     Period
                2010            2009            Ended
                                                January 31, 2010
                                                and January 31,
                                                2009

Revenue         $ Nil           $ Nil           $ Nil

Operating       5,400           33,424          (28,024)
Expenses

Net Income      (5,400)         (33,424)        28,024
(Loss)


Operating Expenses

Our operating expenses for the nine months ended January 31, 2010 and January 31, 2009 are outlined in the table below:
                  Nine months Ended
                         January 31

                     2010               2009

Filing fees         $   Nil             $     3,539
Professional fees   $     5,400         $     15,207
Management fees     $     Nil           $     3,000
Facilities costs    $     Nil           $     1,088
Office costs        $     Nil           $     6,542
Travel costs        $     Nil           $     3,675
Bank service charges$     Nil           $     372

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

Net Cash provided by
(Used in) Operating Activities $   Nil         $     (12,663)
Net Cash Provided by (Used In)
Investing Activities           $   Nil         $     Nil
Net Cash Provided by Financing
Activities                     $   Nil         $     13,499
Cash increase (decrease) during
the period                     $   Nil         $     836

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159, permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our company's financial condition or results of operations.

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

These circumstances lead our independent registered public accounting firm, in their report dated August 10, 2009, to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of our capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

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


Dated: February 8, 2011  /s/ Sam Nastat
     Sam Nastat
     President, Secretary, Treasurer and Director
     (Principal Executive Officer, Principal Financial
     Officer and Principal Accounting Officer)

