Form 10-Q/A
period 2010-07-31
RAZOR RESOURCES INC
filed 2011-02-08
CIK 1333614

10-Q 1 form10q.htm FORM 10-Q

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

Explanatory Note: This amendment to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2010 has been filed to indicate that the company is no longer a shell company (as defined in Rule 12b-2 of the Exchange Act) as indicated in our 8-K filed on February 16, 2010. The box indicating that the registrant is a shell company was inadvertently check marked on the prior filing of this Form.



PART I - FINANCIAL INFORMATION
RAZOR RESOURCES INC.
(A Nevada Corporation)
Unconsolidated Balance Sheet
As at July 31, 2010
(With Comparative Figures as at April 30, 2010)
(Expressed in U.S. Dollars)

                                     July 31,      April 30,
                                     2010          2010
                                     (Unaudited)   (Restated)

ASSETS

Cash                                 $-            $8,808

Property, Plant and Equipment         32,877        26,444

Investment in Subsidiary              735,417       735,417

TOTAL ASSETS                         $768,294      $770,669

LIABILITIES AND STOCKHOLDERS'
DEFICIT

Current Liabilities

Bank Idebtedness                      $5,808       $-

Accounts payable and accrued          108,844      90,701

Total Current Liabilities            114,652       90,701

Long Term Liability

Due to Subsidiary                    429,012       459,012

Loan from Shareholder and Director   423,019       347,317

Total Liabilities                    $966,683      $897,030

Stockholder's Deficit

Capital Stock Authorized:
1,050,000,000 common shares at
$0.001 par value

75,000,000 preferred shares at
$0.001 par value

Issued and fully paid:
101,305,000 common shares at par     40,637        40,637
value of $0.001 per share

Additional paid in capital           518,084       518,084

Deficit accumulated during the       (757,110)     (685,082)
exploration stage

Total Stockholders' Deficit          (198,389)     (126,361)

Total Liabilities and Stockholders'  $768,294      $770,669
Deficit




See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Unconsolidated Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)




                Three Months    Three Months    Year Ended
                Ended July 31   Ended July 31   April 30 2010
                2010            2009            (Restated)

Revenues        -               -               -

Consulting      -               -               -

Income          -               -               -

General and
Administration
Expenses

Investor        -               -               13,960
Relations and
Promotion

Filing Fees     -               -               589

Professional    27,352          1,800           238,157
Fees

Management Fees 3,227           -               -

Bank Service    175             -               743
Charges

Office Costs    842             -               32,906

Travel Costs    40,432          -               48,688

Amortization    -               -               1,248

Equity Pickup   -               -               151,074
from
Investment
Subsidiary

                72,028          1,800           487,365

Net Loss for    (72,028)        (1,800)         (487,365)
the Period

Net Loss Per    (0.0007)        (0.0000)        (0.0059)
Share

Basic and       (0.0007)        (0.0000)        (0.0059)
Diluted Loss
per Share

Weighted        101,305,000     64,805,000      83,055,000
Average Number
of Shares
Outstanding


See Accompanying Notes

RAZOR RESOURCES INC.
(A Nevada Corporation)
Unconsolidated Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)

                Three Months    Three Months    Year Ended
                Ended July 31   Ended July 31   April 30 2010
                2010            2009            (Restated)

Cash Provided
by (Used for)

Operating
Activities

Net Loss for    (72,028)        (1,800)         (487,365)
the period

Changes in
non-cash
working
capital items

Accounts        18,143          1,800           (24,283)
Payable and
Accrued
Liabilities

Equity Pickup   -               -               151,074
from
Investment in
Subsidiary

Amortization    -               -               1,248

                (53,885)        -               (359,326)

Investing
Activities

Investment in   -               -               (886,490)
Subsidiary

Purchase of     (6,433)         -               (27,693)
equipment

                (6,433)         -               (914,183)

Financing
Activities

(Repayments)    (30,000)        -               459,012
Advances
to/from
Subsidiary

Capital stock   -               -               35,500
subscribed

Additional      -               -               463,831
Paid up Capital

Loan from       75,702          237             306,121
Shareholder

                45,702          237             1,264,464

Cash            (14,616)        237             (9,045)
(decrease)
increase
during the year

Cash,           8,808           (237)           (237)
Beginning of
year

(Bank           (5,808)         -               8,808
indebtedness)
cash, End of
year

Supplementary
Information

Income Taxes    -               -               -
Paid

Interest Paid   -               -               -



See Accompanying Notes
F-4


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
Deferred tax assets      $     199,517
Valuation allowance      $     (199,517      )
Net deferred tax assets  $     -

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal periods ended July 31, 2010 and 2009 is as follows:
          2010
Statutory federal income tax rate       -34.0%
Valuation allowance           34.0%
 Effective income tax rate         0.0%

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

New Accounting Pronouncements [<>NTD   to be update with financial
statements]

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

