Form 10-Q/A
period 2010-10-31
RAZOR RESOURCES INC
filed 2011-02-08
CIK 1333614

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

Explanatory Note: This amendment to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 2010 has been filed to indicate that the company is no longer a shell company (as defined in Rule 12b-2 of the Exchange Act) as indicated in our 8-K filed on February 16, 2010. The box indicating that the registrant is a shell company was inadvertently check marked on the prior filing of this Form.








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

   RAZOR RESOURCES INC.
   (Registrant)


   Dated: February 7, 2011  /s/ Sam Nastat
   Sam Nastat
   President, Secretary, Treasurer and Director
   (Principal Executive Officer, Principal Financial
   Officer and Principal Accounting Officer)