Form 10-Q
period 2011-01-31
RAZOR RESOURCES INC
filed 2011-03-16
CIK 1333614

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

                             (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended January 31, 2011
                                 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

   For the transition period from ______________ to ______________

                  Commission File Number 000-51973

                        RAZOR RESOURCES INC.
       (Exact name of registrant as specified in its charter)

                            Nevada  N/A
(State or other jurisdiction of incorporation or organization)  (IRS
                    Employer Identification No.)

                 12340 Seal Beach Blvd.
               STE B-190 Seal Beach, CA              90740
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
101,305,000 common shares issued and outstanding as of March 16,
2011




--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.
(A Nevada Corporation)
Unconsolidated Balance Sheet
As at January 31, 2011
(With Comparative Figures as at April 30, 2010)
(Expressed in U.S. Dollars)

                               January 31,      April 30, 2010
                               2011             (Audited -
                               (Unaudited)      Restated)

Assets

Current Assets - Cash and      $3,740           $8,808
Cash Equivalents

Property, Plant and Equipment  32,877           26,444

Investment in Subsidiary       835,417          735,417

TOTAL ASSETS                   $872,034         $770,669

Liabilities and Stockholders'
Deficit

Current Liabilities

Bank Indebtedness              $-               $-

Accounts Payable and Accrued   $213,844         $90,701

TOTAL CURRENT LIABILITIES      $213,844         $90,701

Long Term Liability

Due to Subsidiary              429,012          459,012

Loan from Shareholder and      $441,206         $347,317
Director

TOTAL LIABILITIES              $1,084,062       $897,030

Stockholders' Equity (Deficit)

Common stock


Authorized:1,050,000,000
common shares at $0.001 par
value 75,000,000 preferred
shares at $0.01 par value

            Issued and Fully   40,637           40,637
paid:101,305,000 common
shares at par value of $0.01
per share

Additional Paid-in Capital     518,084          518,084

Deficit accumulated during     $(770,749)       $(685,082)
the developmental stage

TOTAL STOCKHOLDERS' EQUITY     $(212,028)       $(126,361)
(DEFICIT)

TOTAL LIABILITIES AND          $872,034         $770,669
STOCKHOLDERS' DEFICIT


The accompanying notes are an integral part of these financial statements.


F-1




--------------------------------------------------------------------------------

RAZOR RESOURCES INC.
(A Nevada Corporation)
Unconsolidated Statement of Operations
(Expressed in U.S. Dollars)

                For the   For the   For the   For the  Year
                Three     Three     Nine      Nine     Ended
                Months    Months    Months    Months   April
                Ended     Ended     Ended     Ended    30, 2010
                January   January   January   January  (Audited)
                31, 2011  31, 2010  31, 2011  31 2010  (Restated)
                (Unaudite (Unaudite (Unaudite (Unaudit
                d)        d)        d)        ed)


Revenues

Consulting      -         -         -         -        -
Income

General and
Administrative
Expenses

Investor        -         -         -         -        $13,960
Relations and
Promotion

Rent            -         -         -         -        -

Automobile      -         -         -         94       -
Expense

Filing Fees     -         -         1,445     -        589

Professional    -         -         32,952    3,600    238,157
Fees

Management Fees 1,250     -         4,477     87       -


Bank Service    10        -         350       -        743
Charges

Office Costs    2,540     -         3,382     -        32,906

Travel Costs    2,194     -         42,626    403      48,688

Meals and       -         -         435       -        -
Entertainment

Amortization    -         -         -         -        1,248

Equity Pickup   -         -         -         -        151,074
from
Investment in
Subsidary

Net (loss) for  $(1,260) $(-)      $(85,667) $(4,183) $(487,365)
the period

Net (loss) per  (0.0000)  (0.0000)  (0.007)   (0.00)   (0.0059)
share - Basic
and Diluted

Weighted
Average
Shares
Outstanding  101,305,000 64,805,000 101,305,000 64,805,000 83,055,000
-Basic and
Diluted









The accompanying notes are an integral part of these financial statements.

F-3




--------------------------------------------------------------------------------

RAZOR RESOURCES INC.
(A Nevada Corporation)
Unconsolidated Statement of Cash Flows
(Expressed in U.S. Dollars)

                            For the Nine For the     Year Ended
                            Months       Nine Months April 30,
                            Ended        Ended       2010
                            January 31,  January     (Audited)
                            2011         31, 2010    (Restated)
                            (Unaudited)  (Unaudited)

Cash Provided by (Used
for) Operating Activities

Net loss for the Period     $(85,667)    $(4,183)    $(487,365)

Changes in non-cash
working capital items

Accounts Payable Accrued    123,143       3,600       (24,283)
Liabilities

Equity Pickup from          -            -            151,074
Investment in Subsidiary

Amortization                -            -            1,248

Net Cash Provided By (Used  (37,476)     (583)        (359,326)
In)  Operating Activities

Investing Activities

Investment in Subsidiary    (100,000)    -           (886,490)

Purchase of Equipment       (6,433)      -           (27,693)

                            (106,433)      -         (914,183)

Financing Activities

(Repayments) Advances       (30,000)     -           459,012
to/from Subsidiary

Capital Stock Subscribed    -            -           35,500

Additional Paid in Capital  -            -           463,831

Loan from Shareholder       93,889       1,234       306,121

Cash Provided by Financing  63,889       1,234       1,264,464
Activities

Cash (Decrease) Increase    (5,068)      651         (9,045)
during the Period

Cash, Beginning of Year     8,808        (237)       (237)

Cash, End of Year           $3,740       $414        $8,808


 The accompanying notes are an integral part of these financial statements.



F-4





--------------------------------------------------------------------

RAZOR RESOURCES INC.
(A Nevada Corporation)
Notes to Financial Statements
January 31, 2011

(Expressed in U.S. Dollars) (unaudited)

Note 1. BUSINESS OPERATIONS
Razor Resources Inc. was incorporated on February 23, 2001 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002 and the fiscal year end of the Company is April 30.

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $770,749 to January 31, 2011. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

The sole officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The company has not formulated a policy for the resolution of such conflicts.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Year end and Comparative Figures
The Company has adopted April 30 as its fiscal year end. The unaudited financial statements should read in conjunction with the Companys audited financial statements for the year ended April 30, 2010.

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

(d) Bank Indebtedness
Bank indebtedness consists of overdraft with the Companys Banker.

(e) Income Taxes
Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and l iabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
6
________________________________________
(f) Compensated Absences
Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation's policy is to recognize the costs of compensated absences when paid to employees. At the present time the Company has no employees.

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

(h) Disclosure about fair value of financial instruments
The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at January 31, 2011 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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

(j) Mineral property acquisition costs and deferred exploration expenditures Mineral property acquisition costs are expensed. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, are expensed as incurred while the Company is in the exploration stage. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties and mine development costs will be computed using the units-of-production method based on proved and probable reserves.
7
________________________________________

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

(l) Recent accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Companys financial condition or results of operations. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159, permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Companys financial condition or results of operations.

In February 2008, FASB issued FSP SFAS No. 157-2, Effective date of FASB statement No. 157 (FSP SFAS 157-2). FSP SFAS 157-2 delays the effective date of SFAS No. 157, Fair Value Measurement to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

Note 3. INCOME TAXES
The Company has losses that total $770,749 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at January 31, 2011 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Deferred tax assets 	        $   269,321
Valuation allowance 	        $   (269,321)
Net deferred tax assets 	$   -

Note 4. FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.
8
________________________________________

Note 5. PENSION AND EMPLOYMENT LIABILITIES
The Company does not have liabilities as at January 31, 2011, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

Note 7. LOAN FROM SHAREHOLDER AND RELATED PARTY TRANSACTIONS
A shareholder has loaned the company $93,889 for the period ending January 31, 2011 without interest and fixed term of repayment. The loan is unsecured.
This loan will not be repaid in the next year.





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

General Overview

The address of our principal executive office is 12340 Seal Beach
Blvd. STE B-190 Seal Beach CA, 90740. Telephone : 949-419-6588.

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

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending January 31, 2012.

General and Administrative Expenses

We expect to spend $250,000 during the twelve-month period ending
January 31, 2012 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending January 31, 2012.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2012.

Personnel Plan

As at January 31, 2011, our only employees were our directors and officer.

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

Results of Operations

Overview

Nine Months Ended January  31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended
January 31, 2011 which are included herein.

Our operating results for the nine months ended January 31, 2011, for the nine months ended January 31, 2010 and the changes between those periods for the respective items are summarized as follows:

                Nine Months     Nine Months     Change Between
                Ended January   Ended January   Nine Month
                31, 2011 ($)    31, 2010 ($)    Period Ended
                                                January 31,
                                                2011 and
                                                January 31,
                                                2010 ($)

Revenue         Nil             Nil             Nil

Operating       1,260           Nil             1,260
Expenses

Net Income      (1,260)         Nil             1,260
(Loss)



Operating Expenses

Our operating expenses for the nine months ended January 31, 2011 and January 31, 2010 are outlined in the table below:

                   Nine Months Nine
                   Ended       Months
                   January     Ended
                   31, 2011    January
                               31, 2010

Investor           $-          $-
Relations and
Promotion

Rent               -           -

Automobile Expense -           -

Filing Fees        -           -

Professional Fees  -           -

Management Fees    1,250       -

Bank Service       10          -
Charges

Office Costs       -           -

Travel Costs       -           -

Meals and          -           -
Entertainment







The 1,260 increase in operating expenses for the nine months ended January 31, 2011, compared to the same period in fiscal 2010, was mainly due to the costs incurred to manage the subsidiary operations.

Revenues

We have earned $nil revenues from selling precious metals since our inception and we anticipate earning %%%%$80,000 revenues from selling precious metals per month.

Liquidity and Financial Condition

As of January 31, 2011, our total assets were $872,034 and our total current liabilities were $213,844 and we had a working capital deficit of $212,028. Our financial statements report a net loss of $1,260 for the nine months ended January 31, 2011.






We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows


                                   At         At
                                   January    January
                                   31, 2011   31, 2010

Net Cash Provided By (Used In)     37,476     (583)
Operating Activities

Net Cash Provided By (Used In)     (106,433)   -
Investing Activities

Cash Provided by Financing         63,889     1,234
Activities

Cash (Decrease) Increase during    (5,068)    651
the Period




We had cash in the amount of $3,740 as of January 31, 2011 as compared to $414 as of January 31, 2010. We had a working capital deficit of $212,028 as of January 31, 2011 compared to working capital deficit of $126,361 as of January 31, 2010.

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

As of January 31, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash and cash equivalents in the amount of $3,740 as of January 31, 2011. At January 31, 2011, we had a working capital deficit of $212,028. We incurred a net loss of $1,260 for our quarter ended January 31, 2011. Our planned exploration requires additional funding and we are exploring ways to raise the funds required. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated %%%%%August 9, 2010, to comment about our company's ability to continue as a going concern.
Management has plans to seek additional capital through a private placement and public offering of our capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

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

   RAZOR RESOURCES INC.
   (Registrant)


   Dated: March 16, 2011  /s/ Gregory Rotelli
   Gregory Rotelli
   President, Secretary, Treasurer and Director
   (Principal Executive Officer, Principal Financial
   Officer and Principal Accounting Officer)