Form 10-Q/A
period 2010-01-31
RAZOR RESOURCES INC
filed 2011-04-07
CIK 1333614

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             Form 10-Q

                           Amendment 2

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

Explanatory Note: This amendment number 2 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2010 has been filed in response to comments received from the SEC on March 4, 2011.
Section 302 and Section 906 certifications have now filed as exhibits with this amended form.

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


Dated: April 7, 2011  /s/ Gregory Rotelli
     Gregory Rotelli
     President, Secretary, Treasurer and Director
     (Principal Executive Officer, Principal Financial
     Officer and Principal Accounting Officer)

