Form 10-K/A
period 2010-04-30
RAZOR RESOURCES INC
filed 2011-04-07
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

100,305,000 shares of common stock issued & outstanding as of July 19, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note: This amendment to Form 10-K period ended April 30, 2010 has been filed in response to comments received from the Securities and Exchange Commission on March 4, 2011.

2

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

Clavo Rico Property

Location and access

The Clavo Rico mining concession consists of all mineral rights within a 200 hectare defined area and granted by the Honduran government. The current mining operations are located adjacent to the municipality of El Corpus in the state of Choluteca, Honduras. The mine site can be reached from the capital of Tegucigalpa, going south on a paved highway for about 135 km. to the southern city of Choluteca, where the Company maintains a home. From Choluteca the mine is approximately 15km south along an improved gravel road also used by public transportation. The Clavo Rico mine itself is located within the town of El Corpus and it is connected to electrical power and potable water from the public utility companies. The mine site also has access to its own well for processing water and its own back-up diesel generator to supplement the public power system.

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

Work done to date

The Clavo Rico mine is over 500 years old. It has been mined since the early 16th century and today the ore which has been mined for the past 30 years was processed on site using a cyanide vat leaching system, with the movement of rocks and gravel done by hand. As a result it processed ore at a rate of only 100 tons per month using primitive methods with production averaging less than 10 ounces per month.

The mine includes 35 deeded acres and consists of two primary access tunnels, each penetrating the same primary vein.

1.	The first is the Armando Williams tunnel, which is the current source of its oxide ore, and has been worked for the last 18 years.
2.	The second tunnel is the Clavo Rico and it is currently inactive due to a cave-in about 18 meters into the access tunnel.

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

In 2009, the operating company, Mayan Gold produced and sold over 1600 ounces of gold. Currently the operation consists of a complete operating mine with 60 plus full time employees, equipment and land, a functioning on-site laboratory, with separate departments for environmental compliance, community relations, geology, mining, processing and administration. With the plant now operating, the operations continue to focus on controlling the extraction and processing costs and on improving the recovery percentages.

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

Currently, Clavo Rico has no concessional expiration date as long as the terms are complied with and the annual reports are filed and fees paid. It consists of 200 hectares with the town of El Corpus inside its designated area. To maintain the concession, the owner must pay an annual fee known at the “territorial canon”. This is calculated on acerage and the current levy. The territorial cannon for the Clavo Rico this year is US$1,200.

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

Razor Resources, Inc. must also file an annual tax return and is taxed as any other company in Honduras. The rate is 25% of net income. To date, the mine has not generated any net income. A federal tax equal to 1% of the net assets is also imposed at the federal level. The old mining law required the concessionaire to pay an extraction tax equal to 1% of the value of all precious metals mined within the concession. While this law has been declared unconstitutional by the Honduran Supreme Court and has not been replaced by a new law, most active mining companies continue to pay the 1% extraction tax voluntarily.

While all operating companies are required to have an environmental license to conduct mining activities in Honduras. The Clavo Rico was operating before such a requirement was imposed by law, and is considered “grandfathered” from obtaining a new environmental license.

However, Razor Resources, Inc. has conducted an environmental audit of Clavo Rico as required by law, with reference to Industry Guide paragraphs (b) (1) through (5) and has negotiated the terms of that environmental license with the state. In addition, in accordance with Industry Guide, Razor Resources, Inc. has sought an environmental audit to ensure safety and social responsibility of the Clavo Rico Mine. Currently pending is the amount of the security Razor Resources, Inc. may be required to deposit with the Honduran state in order to obtain the final permit. Currently, the Honduran government is in the process of creating the New Institute of Geology and Mines to replace the outgoing Department of Development and Mining (Defomin). To date, the Honduran government has not issued a new mining Act.

Quality Control and Quality Assurance Protocols

Razor Resources, Inc. has adopted several QA/QC protocols for its Clavo Rico Mine. A Geologist has been retained as a consultant to oversee the mine operation, production and exploration process. The Clavo Rico Mine has an on-site metallurgist manager as well as a complete geological laboratory to conduct assaying of mineral/mining samples. The exploration program has been based on data obtained from the 43-101 Geological Report. An on-site General Manager, holding a Chemical Engineering degree, has been retained to oversee the Quality Assurance and Quality Control protocols. In addition, the Clavo Rico Mine has an on-site full time accounting and administrative division to handle the proper and accurate documentation of the mineral exploration program. A staff of 60 plus mine personnelle ensure that there is adequate supervision and segregation of duties. Various mining machinery for mineral extraction assures proper due diligence in accordance with quality control and assurance protocols. A third party, John Matthey, one of the world’s largest gold refineries, has been retained for their expertise and services for mineral production and exploration.

N
90°
Sea
GUATEMALA
Puerto Barrios
San Pedro Sula
Motagua Suture Zone
Marlin
Zopillote
Vueltas del Rio
HONDURAS
Quetzaltenango
Coast
El Pato
Tambor
Holly
Marimba
SAN ANDRÉS
Minas de Oro
Guatemala City
Possible Trend of Mineralization
Cerro Blanco
Volcanic
El Rosario
N
San Salvador
El Dorado
EL SALVADOR
San Sebastian
Belt
Pacific Ocean
San Miguel
Choluteca
Legend:
Producing Mine
Past Producing Mine
Significant Gold Prospect
Hotsprings Related Gold Mineralization
Fault
Clavo Rico Gold Project
0
50
100
150
200
Kilometres

RAZOR RESOURCES INC.

CLAVO RICO GOLD PROJECT
REGIONAL DEPOSITS

le: As Shown	Date: Mar. 15/09	Figure 7
13° 12'N/Long. 87° 02'W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

13

Development and Exploration

Previous Exploration and Production

Razor Resources, Inc. acquired Clavo Rico Mine in 2010. In the prior year, the Clavo Rico Mine was under the ownership of Maya Gold and produced over 1600 ounces of gold in 2009. Razor Resources,Inc. has relied on the narratives provided by the previous owner for these historic production totals.

Current and Future Mine Production and Exploration

Currently, there are no formal plans to undertake further development or exploration of the Clavo Rico Mine until further financing is secured by Razor Resources, Inc. The issuance of additional equity will allow Razor Resources, Inc. to further proceed with its mine development and exploration plans. Should Razor Resource, Inc. not meet its targeted goal of additional equity, its level or productivity and future performance may limit the growth of its business. Furthermore, this could lead to impairment of operations and a significant loss of revenue.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation , which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective May 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements

RAZOR RESOURCES INC.
(A Nevada Corporation)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
(Expressed in U.S. Dollars)

	Number	Capital
	of	Stock	Additional		Total
	Common	at Par	Paid-in	Accumulated	Shareholders’
	Shares	Value	Capital	Deficit	Equity

	$	$	$	$	$
Balance, April 30, 2008	77,055,000	5,137	36,163	(158,293)	(116,993)

Shares Cancelled	(12,500,000)
Shares issued	250,000
Net Loss for the year ended April 30, 2009				(39,424)	(39,424)
Balance, April 30, 2009	64,805,000	5,137	36,163	(197,717)	(156,417)

Shares issued for acquisition of Compania. Minera Cerros del Sur	35,500,000	35,500	302,568		338,068
Shares subscription issued	1,000,000	1,000	480,921		481,921
Net Loss for the year ended April 30, 2010				(487,366)	(487,366)
Balance, April 30, 2010	101,305,000	7,637	853,652	(685,083)	176,206

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

(m) Property, plant and equipment

Property includes land and mineral property (see Mineral property acquisition costs and deferred exploration expenditures). Plant and equipment is recorded at cost less accumulated depreciation and is comprised of mining-machinery, vehicles, office equipment and furniture, leasehold and website cost. Office furniture and equipment are amortized at 10%, and website costs are amortized at 30%. All other equipment is being amortized on a straight line basis over 5 to 20 years.

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

In December 2007, the FASB issued updated guidance on non-controlling interest in consolidated financial statements, incorporated into ASC 810-10-65-1, which includes the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, this guidance revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Adoption of this guidance on May 1, 2009 did not have a material impact on the Company’s financial position or results of operations.

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

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation , which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective May 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

6. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash on hand, accounts receivable, bank indebtedness, accounts payable and accrued liabilities, other accounts payable and loan from director. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments is disclosed in Note 2 above.

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

Management’s Report on Internal Control over Financial Reporting

As per Item 308 (T) (a) (4) of Regulation S-K, this annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in this annual report.

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

Gerardo A Flores - Vice President of Operations

Mr. Flores was appointed Vice President of Operations on June 16, 2010.

From 2003 to 2006, Gerardo A. Flores was an assistant manager at Compañía Minera Cerros del Sur, a private corporation which has become our subsidiary, where he acted as a liaison between the company, government and the community of Tegucigalpa, Honduras. Within the same period of time, Mr. Flores was also an assistant manager at Broadcast International Inc., a company based in Salt Lake that engages in the installation, management and support of private communication networks for large organizations in the United States. He was responsible for maintaining the company’s private customers’ accounts.

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
42

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d) (5) (ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2010 and 2009; and
•	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2010 and 2009,

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
46

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

Director Independence

We currently act with three directors, consisting of Kelly Fielder, Steven E. Fisher and Paul Campbell Gladston. We have determined that Steven Fisher and Paul Campbell Gladston are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a) (15).

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
47

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

48

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAZOR RESOURCES, INC.

/s/ Gregory Rotelli
Gregory Rotelli
President, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal
Accounting Officer)

Date: April 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory Rotelli	President, Secretary and Director	April 7, 2011
Gregory Rotelli

49