Form 10-Q/A
period 2010-10-31
RAZOR RESOURCES INC
filed 2011-04-07
CIK 1333614

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

Explanatory Note: This amendment number 2 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 2010 has been filed in response to comments received from the SEC on March 4, 2011.
Section 302 and Section 906 certifications have now filed as exhibits with this amended form.








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