Form 10-K/A
period 2010-04-30
RAZOR RESOURCES INC
filed 2011-06-07
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Registrant's telephone number, including area code: 949-419-6588

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No[ x ]

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

100,305,000 shares of common stock issued & outstanding as of July 19, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note: This amendment to Form 10-K/A-2 period ended April 30, 2010 has been filed in response to comments received from the Securities and Exchange Commission on April 27, 2011.

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

Corporate History

The address of our principal executive office is 12340 Seal Beach Blvd. STE B-190 Seal Beach CA, 90740. Our telephone number is 949-419-6588.

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

Our properties do not have any proven and/or probable reserves prominently in our property description

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

Quality Control and Quality Assurance Protocols

Razor Resources, Inc. has adopted several QA/QC protocols for its Clavo Rico Mine. A Geologist has been retained as a consultant to oversee the mine operation, production and exploration process. The Clavo Rico Mine has an on-site metallurgist manager as well as a complete geological laboratory to conduct assaying of mineral/mining samples. The exploration program has been based on data obtained from a geological report. An on-site General Manager, holding a Chemical Engineering degree, has been retained to oversee the Quality Assurance and Quality Control protocols. In addition, the Clavo Rico Mine has an on-site full time accounting and administrative division to handle the proper and accurate documentation of the mineral exploration program. A staff of 60 plus mine personnelle ensure that there is adequate supervision and segregation of duties. Various mining machinery for mineral extraction assures proper due diligence in accordance with quality control and assurance protocols. A third party, John Matthey, one of the world’s largest gold refineries, has been retained for their expertise and services for mineral production and exploration.

12

13

Development and Exploration

Previous Exploration and Production

Razor Resources, Inc. acquired Clavo Rico Mine in 2010. In the prior year, the Clavo Rico Mine was under the ownership of Maya Gold and produced over 1275 ounces of gold in 2009. Razor Resources,Inc. has relied on the narratives provided by the previous owner for these historic production totals.

Gold Production – Clavo Rico Mine in ounces Average grade of ore = 5 grams of gold
	Gold	Silver
15-Jan-09	212.827	22.171
13-Apr-09	177.939	32.512
8-May-09	119.225
1-Jul-09	225.224	75.428
21-Sep-09	230.665	91.817
24-Nov-09	309.769	117.891
30-Mar-10	283.14	99.519
25-Jun-10	300.358	65.919
13-Dec-10	233.17	40.92
Total	2092.317	546.177

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic 830 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Honduran Lempiras. The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Asset retirement obligations

ASC No. 410 Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, ASC No. 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At April 30, 2010, the Company had asset retirement obligations of $221,394 of which $194,011 were acquired from Compania Minera on February 9, 2010.

Revenue Recognition

Revenue is recognized on the sale and delivery of precious metals or the completion of a service provided.

Impairment

ASC Topic 830 , Accounting for the Impairment and Disposal of Long-Lived Assets, requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

(o) Asset retirement obligations

ASC No, 410, Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, ASC No. 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At April 30, 2010, the Company had asset retirement obligations of $221,394 of which $194,011 were acquired from Compania Minera on February 9, 2010.

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

Date: June 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory Rotelli	President, Secretary and Director	June 7, 2011
Gregory Rotelli

