Form 10-K
period 2011-04-30
RAZOR RESOURCES INC
filed 2011-08-15
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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

100,305,000 shares of common stock issued & outstanding as of August 15, 2011

EXPLANATORY NOTE

Financial statements for the fiscal year ended April 30, 2011 have not been audited as of the date of this Report..  We intend to amend this Form 10-K as soon as we complete our audit for the year 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Corporate History

The address of our principal executive office is 12340 Seal Beach Blvd. STE B-190 Seal Beach, CA 90740. Our telephone number is 949-419-6588.

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

We anticipate that we will continue to incur operating expenses that will exceed revenues for the foreseeable future. We had cash in the amount of $108,730 as of April 30, 2011. At April 30, 211, we had working capital deficit of $231,150. We incurred a net loss of $104,788 for the year ended April 30, 2011 and $1,625, 287 since inception. We estimate our average monthly operating expenses to be approximately $70,000 to $85,000 USD, including mineral property costs, management services and administrative costs. Should the results of our planned production require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

We do not own any real property. Our principal business offices are located at 12340 Seal Beach Blvd. STE B-190 Seal Beach, CA 90740. We currently lease our space at an annual cost of $4800.00. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

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

Our properties do not have any proven and/or probable reserves prominently in our property description.

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

Development and Exploration

Previous Exploration and Production

Razor Resources, Inc. acquired Clavo Rico Mine in 2010. In the prior year, the Clavo Rico Mine was under the ownership of Maya Gold and produced over 275 ounces of gold in 2009. Razor Resources,Inc. has relied on the narratives provided by the previous owner for these historic production totals.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2011	$0.03	$0.02
January 31, 2011	$0.56	$0.30
October 31, 2010	$0.27	$0.27
July 31, 2010	$0.50	$0.50

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2010	$0.75	$0.75
January 31, 2010	$0.75	$0.45
October 31, 2009	$N/A	$N/A
July 31, 2009	$N/A	$N/A
April 30, 2009	$N/A	$N/A
January 31, 2009	$0.30	$0.15
October 31, 2008	$0.35	$0.15
July 31, 2008	$0.70	$0.41
April 30, 2008	$0.9555	$0.41

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Signature Stock Transfer, 2301 Ohio Drive, Suite 100, Plano, TX, 75093 (Telephone: 972.612.4120; Facsimile: 972.612.4122) is the registrar and transfer agent for our common shares

On August 15, 2011, the list of stockholders for our shares of common stock showed 1,304 registered stockholders and 101,305,000 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on February 15, 2002. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2011.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2011.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2011 and April 30, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve month period, we intend to focus our efforts on our Clavo Rico property.

Not accounting for our working capital deficit of $231,150and 85,000 monthly operating budget, we require additional funds of approximately $800,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Results of Operations for the Years Ended April 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2011 and 2010.

Our operating results for the years ended April 30, 2011 and 2010 are summarized as follows:

		Year Ended
		April 30
		2011	2010

Revenue	$	Nil	$252,982

Mining operation costs	$	Nil	$104,7546

Geologist	$	Nil	$1,999
General administrative expenses		$104,788	$586,431
Other non- operational expenses and loss		$835,417	$41,273
Depreciation and amortization	$	Nil	$9,262l
Net Loss		$940,205	$490,729

General Administrative Expenses

Our general administrative expenses for the year ended April 30, 2011 and April 30, 2010 are outlined in the table below: REvise

		Year Ended
		April 30
		2011		2010

Filing fees		$1,445		$589

Consulting fees	$	Nil		$16,000
Professional fees		$50,573		$228,674
Management fees		$5,977	$	Nil
Facilities costs	$	Nil		$24,596
Investor relations	$	Nil		$13,500
Office costs		$3,382		$197,478
Travel costs		$42,626		$50,265
Registered fees	$	Nil	$	Nil
Mineral property cost	$	Nil	$	Nil
Promotion	$	Nil		$460
Salaries	$	Nil		$39,650
Taxes	$	Nil		$14,476
Bank service charges		$350		$743
16

The decrease in operating expenses across all categories for the year ended April 30, 2011, compared to the same period in fiscal 2010, was mainly due to a restructuring of the ownership of the mine and incurring less professional fees.

Liquidity and Financial Condition

As of April 30, 2011, our total current assets were $108,730 and our total current liabilities were $232,965 and we had a working capital deficit of $124,235.. Our financial statements report a net loss of $940,205 for the year ended April 30, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At	At
		April 30, 2011	April 30, 2010

Net Cash (Used in) Operating Activities	$	((1,301,393))	$(526,101)
Net Cash Provided by (Used In) Investing Activities		$773,424)	$(252,896)
Net Cash Provided by Financing Activities		$627,891	$788,042
Cash (decrease) increase during the year		$99,922	$(9,045)

We had cash in the amount of $108,730 as of April 30, 2011 as compared to $8,808 as of April 30, 2010. We had a working capital deficit of $124,235 as of April 30, 2011 compared to working capital deficit of $274,645 as of April 30, 2010.

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

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At April 30, 2011 and 2010, the Company had $nil and $nil respectively, in accumulated other comprehensive income, from its foreign currency translation.

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

Asset retirement obligations

ASC No. 410 Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, ASC No. 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At April 30, 2011, the Company had asset retirement obligations of $221,394 of which $194,011 were acquired from Compania Minera on February 9, 2010.

Revenue Recognition

Revenue is recognized on the sale and delivery of precious metals or the completion of a service provided.

Impairment

ASC Topic 830, Accounting for the Impairment and Disposal of Long-Lived Assets, requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The following audited financial statements are filed as part of this annual report:

Consolidated Balance Sheet as at April 30, 2011 ( Unaudited) and April 30, 2010 ( Audited)
Consolidated Statements of Operations for the year ended April 30, 2011 (Unaudited) and for the year ended April 30, 2010 (Audited).
Consolidated Statements of Changes in Stockholders' Equity for the year ended April 30, 2011 (Unaudited) and for the year ended April 30, 2010 (Audited)
Consolidated Statements of Cash Flows for the year ended April 30, 2011 (Unaudited) and for the year ended April 30, 2010 (Audited)
Notes to the Financial Statements.

RAZOR RESOURCES INC.
( A Nevada Corporation)
Balance Sheets
(Expressed in U.S. Dollars)
As of
April 30	April 30
2011	2010
(Unaudited)	(Audited)
ASSETS
Current
Cash	$108,730	8,808
Accounts Recievable	4,172
Inventory	140,913
Deposits	17,845

171,738

Long-Term
Property, Plant and Equipment	32,877	806,301

TOTAL ASSETS	$141,607	$978,039

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Indebtedness	$	-
Accounts payable and accrued	232,965	90,701
Other accounts payable	-	12,663
Accounts payable to related companies (Note 9)	-	121,625
Reclamation of mine (Note 7)	-	221,394
TOTAL CURRENT LIABILITIES	232,965	446,383

Long Term Liability
Due to Subsidiary	429,012	-
Loan from Catalyst Capital	105,000	-
Loan from Shareholder and Director	441,196	347,317
TOTAL LIABILITIES	1,208,174	793,700

Non Controling Interest	-	8,648
Stockholders' Equity (Deficit)
Common stock
Authorized:
1,050,000,000 common shares at $0.01 par value
75,00,000 preferred shares at $0.01 par value
Issued and fully paid
101,305,000 common shares at par value of $0.01 per share	7,637	7,637
Additional paid in capital	853,652	819,652
Accumulated other comprehensive loss	-	-
Prior period adjustment	(302,567)	(515)
Deficit accumulated during the development stage	(1,625,287)	(685,083)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,066,566)	175,691

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 141,607	$978,039

The accompanying notes are an integral part of these financial statements.
21
RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars)

For the years ended
April 30,	April 30,
2011	2010
( Unaudited)	(Audited)
Revenues
Sales of precious metal	$-	$252,935
Other Income	-	47
-	252,982

General and Administrative Expenses
Investor Relations and Promotion	$-	$
Rent	-	-
Automobile Expense	-	-
Filing Fees	1,445
Professional Fees	50,573	106,745
Management Fees	5,977	-
Bank Service Charges	350
Office Costs	3,382
Travel Costs	42,626	586,431
Meals and Entertainment	435	-
Amortization	-	9,262
Other Operational Expenses	-	41,273
Equity Pickup from Investment in Subsidary	-
104,788	743,711

Loss from operations	(104,788)

Other income (loss)
Loss from disposal of invesment in equity	835,417

Net Loss Before Minority Interest	(940,205)	(490,729)

Minority Interest	3,363

Comprehensive loss
Net loss for the Period	$(940,205)	$(487,366)

Net Loss Per Share	$(0.009)	$(0.01)
Basic and Diluted Loss per Share	$(0.009)	$(0.01)

Weighted Average Number of Shares Outstanding	101,305,000	65,137,877

The accompanying notes are an integral part of these financial statements.
22

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars)

For the years ended
April 30,	April 30,
2011	2010
Cash Provided by (Used for)	(Unaudited)	(Audited)
Operating Activities
Net loss for the period	$(940,204)	$(487,366)
Prior period adjustment	(302,053)
Changes in non-cash working capital items
Accounts payable and Accrued liabilities
Minority Interest	(8,648)	(3,363)
Equity Pickup from Investment in Subsidiary
Amortization	9,262

Net changes in non-cash working capital item:

Inventory	140,913	(8,628)
Accounts receivable	4,172	(4,111)
Deposits and expenses paid in advance	17,845	(20)
Accounts payable and accrued liabilities	142,264	(24,796)
Other accounts payable	(12,663)	9,274
Accounts payable to related companies	(121,625)	(43,736)
Reclamation of mine	(221,394)	27,383

Net cash provided by (used in) operating activities	(1,301,393)	(526,101)

Net Changes in non-cash working capitlism	(44,634)

Investing Activities
(Investment) in divesture from Subsidiary	773,424
Purchase of Equipment	(252,896)
773,424	(252,896)

Financing Activities

Share subscription unissued	500,000
(Repayments) Advances to/from Subsidiary	429,012
Capital stock subscribed	(18,079)
Loan from Catalyst Capital	105,000	-
Additinanl Paid in Capital
Loan from Director	324,767
Loan from Shareholder	93,879	(18,646)
Cash provided by financing activities	627,891	788,042

Cash (decrease) increase during the year	99,922	9,045

Cash , Beginning of year	8,808	(237)

Cash, End of year	$	$ 108,730	$8,808

Supplemental Information

Income Taxes Paid	$	$-
Interest Paid	$	$-

The accompanying notes are an integral part of these financial statements.

Razor Resources Inc.
(A Nevada Corporation)
Statement of Changes in Stockholders’ Equity (Deficit)

	Number	Capital
	of	at	Additional		Accumulated	Total
	Common	at Par	Paid-in	Accumulated	prior period adjustment	Stockholders'
	Shares	Value	Capital	Deficit		Equity
Balance, April 2008	77,055,000	$5,137	$36,163	$(158,293)		$(116,993)
Shares Cancelled	(12,500,000)
Shares Issued	250,000
Net Loss for the year ended
April 30, 2009				(39,424)		(39,424)

Balance, as at April 30, 2009 (Audited)	64,805,000	5,137	36,163	(197,717)		(156,417)

Shares issued for aquisition of Compania,
Minera Cerros del Sur	35,500,000	35,500	302,568			338,068
Shares subscription issued	1,000,000	1,000	480,921			480,921
Net Loss for the year ended
April 30 ,2010				(487,365)		(487,365)

Balance, as at April 30, 2010 (Audited)	101,305,000	7,637	853,652	(685,083)		176,206

Prior period adjustment					(302,567)	(302,567)
Net Loss for the year ended
April 30 ,2011				(940,205)		(940,205)

Balance, as at April 30, 2011 (Unaudited)	101,305,000	$7,637	$853,652	$(940,204)	(302,567)	(381,483)

		24

The accompanying notes are an integral part of the consolidated financial statements.

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
April 30, 2011 ( Unaudietd)
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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $789,870 to April 30, 2011. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

NOTE 3. . SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements for Razor Resources Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

(b) Use of Estimates

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

(c) Bank Indebtedness

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

(d) Loss per Share

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

(e) Foreign Currency Translation

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

(f) Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At April 30, 2011 and 2010, the Company had $nil and $nil respectively, in accumulated other comprehensive loss, from its foreign currency translation.

(g) Disclosure about fair value of financial instruments

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

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of financial instruments at April 30, 2011, such as cash on hand, accounts receivable, accounts payable and accrued liabilities, accounts payable to related companies and other accounts payable does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet because of the short-term maturity of these instruments. The fair value of the loan from director cannot be determined because it is non-interest bearing and the absence of market data.

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

(j) Inventory

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

(k) Property, plant and equipment

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

(l) Mineral property acquisition costs and deferred exploration expenditures

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

(m) Asset retirement obligations

ASC No, 410, Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, ASC No. 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At April 30, 2011, the Company had asset retirement obligations of $221,394 of which $194,011 were acquired from Compania Minera on February 9, 2010.

(n) Revenue Recognition

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

(o) Impairment

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

(p) Recent accounting pronouncements

 Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

BUSINESS ACQUISITION IN 2010Effective February 9, 2010 the Company acquired 99% of the issued common stock of Compania Minera for equity consideration of 35,500,000 common stock of the Company, issued at a par value of $0.001 per share, $30,000 cash and consideration payable to a former stockholder of Compania Minera in the amount of $820,991for exchange for the acquisition, by the Company, of 99% of the issued and outstanding shares of Compania Minera. Also, pursuant to the terms of the share exchange agreement, certain stockholders of the Company cancelled 34,000,000 restricted shares of the Company’s common stock.

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

Fair values of net assets acquired:
Cash	$28,522
Other current assets	105,275
Property, plant and equipment	774,239
Accounts payable and accrued liabilities	(3,388)
Due to related parties	(6,146)
898,502
Less: non-controlling interest	(12,011)
$886,491

Consideration paid:
Issuance of 35,500,000 common shares at par of $0.001	$35,500
Assumption of debt	820,991
Cash consideration	30,000
$886,491

NOTE 4. INVENTORY

	2011	2010
	$	$
Gold in process	-0-	107,318
Mining supplies	-0-	33,595-
	-0-	140,913

The amount of inventories recognized as an expense during the year 2010 is $100,275 included in cost of sales. Total inventory impairment for the year 2010 is $12,119.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

	April 30,	April 30,
	2011	2010
Buildings	$-0-	$290,958
Mining-machinery and equipment	-0-	382,143
Vehicles	-0-	16,260
Office equipment and furniture	-0-	38,242
Concessions	-0-	74,329
	-0-	801,932
Less: Accumulated depreciation	-0-	(9,262)
	-0-	792,670
Land	-0-	13,631
	$-0-	$806,301

NOTE 6 . ASSET RETIREMENT OBLIGATIONS

In accordance with ASC No. 410, “Asset Retirement and Environmental Obligations” (“ASC No. 410”), the Company records the fair value of a liability for an asset retirement obligation to pay reclamation costs at the end of the mine life in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. As of April 30, 2011 and 2010, the asset retirement obligation accrued in the financial statements were $ -0- and $221,394 and $nil respectively.

The following table shows changes in the carrying amount of the Company's asset retirement obligation for the year ended April 30, 2011:

Acquired from Compania Minera on February 9, 2010	194,011
Accretion expenses	27,383
Balance, April 30, 2010	$221,394

Balance, April 30, 2011	$-0-

NOTE 7. CAPITAL STOCK

a) Stock and Option Compensation Plan

On April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at April 30, 2011.

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

NOTE 8. LOAN FROM STOCKHOLDERS AND RELATED PARTY TRANSACTIONS

As at April 30, 2009, a stockholder has loaned the Company $22,550 without interest and fixed term of repayment. The loan was paid off in the year ended April 30, 2010.

A director has loaned the Company $93,879 (2010: $246,299) without interest and fixed term of repayment. The loan is unsecured.

The Company considers Mayan Gold Inc. as a related company since it is a party of the share exchange agreement with Compania Minera and its stockholders were the same of Compania Minera before the acquisition. Pursuant to the exchange agreement, the Company shall assign certain concession for a total of $251,178 (4,779,257 Lempiras) and pay $599,813 (11,384,468 Lempiras) to Mayan Gold Inc. for inventory of all reimbursable assets including cash, diesel, cyanide, and activated carbon in stock as well as the ounces of pure gold actually loaded in the processing vats at the mine in Honduras on February 2, 2010. As of April 30, 2011, the Company owed $121,545 to Mayan Gold Inc.

Balance of loans from related party as of April 30, 2011 were $ 441,196.

NOTE 9. . COMPROMISES AND CONTINGENCIES

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

On October 2, 2006, the Company submitted an administrative damage claim to the Honduran Ministry of Natural Resources and Environment because the State of Honduras had not provided the Company the duly protection to its investments. As at April 30, 2011, no determination had been made on this issue.

NOTE 10. INCOME TAXES

The Company has losses that total $688,446 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at April 30, 2011 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

	2011	2010
Deferred tax assets	$568,850	234,072
Valuation allowance	$(568,850)	(234,072)
Net deferred tax assets	$-	-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal periods ended April 30, 2010 and 2009 is as follows:

	2011	2010
Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

NOTE 11. . SUBSEQUENT EVENTS

According to the share exchange agreement, the Company is required to raise additional capital of $1,500,000 before August 9, 2010. As of the report date of issuance of these financial statements ,, the Company did not meet this condition. However, the shareholders of Mayan Gold have not indicated that they will enforce the terms of the share agreement and are continuing to work with the Company.

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

As of April 30, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Inherent limitations on effectiveness of controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended April 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed
Gregory Rotelli	President, Secretary and Director	53	March 4, 2011
Sam Nastat	President and Director	45	November 29, 2010
Kelly Fielder	President, Secretary and Director	41	March 19, 2009
Steve E. Fisher	Director	57	June 2, 2008
Paul Campbell Gladston	Director	45	March 1, 2010
Gerardo A Flores	Vice President of Operations	46	June 16, 2010

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Gregory Rotelli – President, Secretary and Director

Mr. Rotelli is Principal of Pacific Coast Capital Group, LLC and has over 25 years experience in senior management for both public and early-stage private companies, including former Chief Operating Officer for Direct Stock Market, an online investment bank for emerging growth venture capital financing. Mr. Rotelli has held lead positions in both technology start-ups as well as with established public companies. Mr. Rotelli holds a BA degree in Classics from BrownUniversity in Rhode Island in 1982. He was deemed a Distinguished Scholar at the Regent University in Virginia, where he received his MBA in Marketing and Management in 1985. Mr. Rotelli serves on the boards of directors and strategic advisory boards of several technology, oil & gas, financial services and healthcare companies.

Sam Nastat – President and Director

Mr. Nastat has been involved with the resource sector of the capital markets for over 20 years. He has spent 14 years as director of oilfield project development, andin the 1990's he operated the Tule Canyon Mine in Gold Point Nevada.Mr. Nastat has served as a private client group consultant at Merrill Lynch where he garnered extensive experience in IPO and new venture funding. His direct operational experience within the resource sector, and general business acumen will prove to be a valuable asset to Razor Resources Inc.

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

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Gregory Rotelli	Nil	Nil	Nil
Sam Nastat	Nil	Nil	Nil
Kelly Fielder	Nil	Nil	Nil
Steven E. Fisher	Nil	Nil	Nil
Paul Campbell Gladston	Nil	Nil	Nil
Gerardo A. Flores	Nil	Nil	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

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

Our Code of Ethics and Business Conduct is being filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Razor Resources Inc., 12340 Seal Beach Blvd. STE B-190 Seal Beach, CA 90740.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2011 and 2010; and

•	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Rotelli (1) President, Secretary and Director	2011	3,000	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	3,000
Sam Nastat(2) President and Director	2010	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Kelly Fielder(3) President and Secretary	2010 2009	120,000 120,000	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	120,000 120,000
Duncan Bain(4) President and Secretary	2010 2009	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1) Mr Rotelli was appointed president, secretary and director of our company on March 4, 2011

(2) Mr. Nastat was appointed president and director of our company on November 29, 2010

(3)	Mr. Fielder was appointed president and secretary of our company on March 19, 2009.

(4)	Mr. Bain was appointed president and secretary on December 4, 2008 and resigned as a director and officer of our company on March19, 2009.

Stock Options/SAR Grants

During the period from inception (February 15, 2002) to April 30, 2011, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2011 or April 30, 2010 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2011.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to April 30, 2011.

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

The following table sets forth, as of July 29, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Gregory Rotelli Seal Beach, CA	Nil	0.0%
Sam Nastat Los Angeles, CA	Nil	0.0%
Kelly Fielder Denver, CO	1,000,000(2)	1.00%
Steven E. Fisher Bakersfield, CA	250,000	0.25%
Paul Campbell Gladston Denver, CO	Nil	0.0%
Gerardo A Flores Harriman, UT	600,000	0.60%
All Officers and Directors As a Group (4 individuals)	1,850,000	1.84%
Bing Wong Surrey, BC	32,500,000	32.40%
Rong Xin Yang Vancouver, BC	7,232,250	7.21%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 19, 2010. As of July 19, 2010, there were 100,305,000 shares of our company’s common stock issued and outstanding.

(2)	These shares are registered in the name of Resilient Technologies Inc. Mr. Fielder exercises dispositive and voting authority with respect to the shares held by Resilient Technologies Inc.

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

Director Independence

We currently act with one director, consisting of Gregory Rotelli. We have determined that Gregory Rotelli is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a) (15).

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

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2011 and for fiscal year ended April 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2011 ($)	2010 ($)
Audit Fees	4,200	Nil
Audit Related Fees	Nil	64,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	4,200	64,000

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

Date: August 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory Rotelli	President, Secretary and Director	August 15, 2011
Gregory Rotelli

