Form 10-Q
period 2011-07-31
RAZOR RESOURCES INC
filed 2011-09-19
CIK 1333614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-51973

RAZOR RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

N/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 101,305,000 common shares issued and outstanding as of September 19, 2011

PART I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.
( A Nevada Corporation)
Balance Sheets
July 31, 2011 (With Comparative Figures at April 30, 2011)
(Expressed in U.S. Dollars) (Unaudited)

	July 31, 2011	April 30, 2011
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$ 108,730	$ 108,730

	108,730	108,730

Long-Term
Property, Plant and Equipment	32,877	32,877

TOTAL ASSETS	$ 141,607	$ 141,607

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued	232,965	232,965

TOTAL CURRENT LIABILITIES	232,965	232,965
Long Term Liability
Due to Subsidiary	429,012	429,012
Loan from Catalyst Capital	105,000	105,000
Loan from Shareholder and Director	441,196	441,196
TOTAL LIABILITIES	$ 1,208,174	$ 1,208,173

Stockholders' Equity (Deficit)
Common stock
Authorized:
1,050,000,000 common shares at $0.01 par value
75,00,000 preferred shares at $0.01 par value
Issued and fully paid
101,305,000 common shares at par value of $0.01 per share	7,637	7,637
Additional paid in capital	853,652	853,652
Prior period adjustment	(302,567)	(302,567)
Deficit accumulated during the development stage	(1,625,287)	(1,625,287)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,066,566)	(1,066,565)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 141,607	$ 141,607

The accompanying notes are an integral part of these financial statements

F-1

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)

	For the three months ended
	July 31,	July 31,
	2011	2010

General and Administrative Expenses
Professional Fees	-	27,352
Management Fees	-	3,227
Bank Service Charges	-	175
Office Costs	-	842
Travel Costs	-	40,432

	-	72,028

Net Loss Before Minority Interest	-	72,028

Comprehensive loss
Net loss for the Period	$ -	$ (72,028)

Net Loss Per Share	(0.009)	(0.01)
Basic and Diluted Loss per Share		(0.01)

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements

F-3

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)

	For the three months ended
	July 31,	July 31,
	2011	2010
Cash Provided by (Used for)
Operating Activities
Net loss for the period	$ -	$ (72,028)
Accounts payable and Accrued liabilities	-	18,143
		(53,885)

Investing Activities
(Investment) in divesture from Subsidiary	-	-
Purchase of Equipment	-	(6,433)
	-	(6,433)

Financing Activities

(Repayments) Advances to/from Subsidiary	-	(30,000)
Loan from Shareholder	-	75,702
Cash provided by financing activities	-	45,702

Cash (decrease) increase during the year	-	(14,616)

Cash , Beginning of year	108,730	8,808

Cash, End of year	$ 108,730	$ (5,808)

The accompanying notes are an integral part of these financial statements

F-4

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
July 31, 2011 ( Unaudited)
(Expressed in U.S. Dollars)

1. BUSINESS OPERATIONS

Razor Resources Inc. (the “Company”) was incorporated on February 23, 2001 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002 and the fiscal year end of the Company is April 30.

 These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $789,870 to July 31, 2011. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Year end and Comparative Figures

The Company has adopted April 30 as its fiscal year end. The unaudited financial statements should read in conjunction with the Company’s audited financial statements for the year ended April 30, 2011.

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

 (g) Compensated Absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation’s policy is to recognize the costs of compensated absences when paid to employees. At the present time the Company has no employees.

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

Note 3: INVESTMENT IN SUBSIDIARY

The Investment in the subsidiary is stated at the
lower of net realizable value and cost. The company had accounted for this investment on a consolidated basis for its fiscal year ended April 30, 2011. The comparative figures have been restated to reflect the accounting of this investment on an equity basis for the April 30, 2011 year end.

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

Note 4: INCOME TAXES

The
Company has losses that total $688,446 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at July 31, 2011 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

2011

2010

Deferred tax assets
$
568,850

234,072

Valuation allowance
$
(568,850
)

(234,072
)

Net deferred tax assets
$
-

-

A reconciliation
between the statutory federal income tax rate and the effective income rate of income tax expense for the fiscal periods ended
July 31, 2011 and 2010 is as follows:

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

Note 7: CAPITAL STOCK

a)
Stock and Option Compensation Plan

On
April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at July 31, 2011.

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

Note 8: LOAN FROM SHAREHOLDER AND RELATED PARTY
TRANSACTIONS

As
at April 30, 2009, a stockholder has loaned the Company $22,550 without interest and fixed term of repayment. The loan was paid off in the year ended April 30, 2010.

A
director has loaned the Company $93,879 (2010: $246,299) without interest and fixed term of repayment. The loan is unsecured.

The
Company considers Mayan Gold Inc. as a related company since it is a party of the share exchange agreement with Compania Minera and its stockholders were the same of Compania Minera before the acquisition. Pursuant to the exchange agreement, the Company shall assign certain concession for a total of $251,178 (4,779,257 Lempiras) and pay $599,813 (11,384,468 Lempiras) to Mayan Gold
Inc. for inventory of all reimbursable assets including cash, diesel, cyanide, and activated carbon in stock as well as the ounces of pure gold actually loaded in the processing vats at the mine in Honduras on February 2, 2010. As of July 31, 2011, the Company
owed $121,545 to Mayan Gold Inc.

Balance
of loans from related party as of July 31, 2011 were $ 441,196.

NOTE
9. SUBSEQUENT EVENTS

According
to the share exchange agreement, the Company is required to raise additional capital of $1,500,000 before August 9, 2010. As of the report date of issuance of these financial statements, the Company did not meet this condition. However, the shareholders of Mayan Gold have not indicated that they will enforce the terms of the share agreement and are continuing to work with the Company.

F-10

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

Not accounting for our working capital deficit of $91,358 we require additional funds of approximately $500,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending July 31, 2012.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2012.

Personnel Plan

As at July 31, 2011, our only employees were our directors and officer.

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

Results of Operations

Overview

Three Months Ended July 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2011 which are included herein.

Our operating results for the three months ended July 31, 2011, for the three months ended July 31, 2010 and the changes between those periods for the respective items are summarized as follows:

The$0 increase in operating expenses for the three months ended July
31, 2011, compared to the same period in fiscal 2010, was mainly due to the costs incurred to manage the subsidiary operations.

Revenues

We have earned $nil revenues from selling precious metals since our inception and we anticipate earning $80,000 revenues from selling precious metals per month.

Liquidity and Financial Condition

As of July 31, 2011, our total assets were $141,607 and our total current liabilities were $232,965 and we had a working capital deficit of $91,358. Our financial statements report a net loss of $0 for the three months ended July 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

We had cash in the amount of $108,730 as of July 31, 2011 as compared to $108,730 as of July 31, 2010. We had a working capital deficit of $91,358 as of July 31, 2011 compared to working capital of
$744,059 as of April 30, 2011.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

In their audit report relating to our financial statements for the period ended April 30, 2011 our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. All of these factors continue to exist and raise doubt about our status as a going concern.

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

As of July 31, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash and cash equivalents in the amount of $108,730 as of July 31, 2011. At July 31, 2011, we had a working capital deficit of $91,358. We incurred a net loss of $0 for our quarter ended July 31, 2011. Our planned exploration requires additional funding and we are exploring ways to raise the funds required. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Dated: September 19, 2011

/s/ Gregory Rotelli

Gregory Rotelli President, Secretary, Treasurer and Director (Principal
Executive Officer, Principal Financial Officer and Principal Accounting Officer)