Form 10-K/A
period 2011-04-30
RAZOR RESOURCES INC
filed 2011-09-21
CIK 1333614

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

100,305,000 shares of common stock issued & outstanding as of September 21, 2011

EXPLANATORY NOTE

This amendment to Form 10-K period ended April 30, 2011 has been filed to include the audit opinion that was inadvertently not included

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

These circumstances lead our independent public auditing firm, in their report dated August 15, 2011 to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm
Balance Sheet as at April 30, 2011 and April 30, 2010
Statements of Operations for the year ended April 30, 2011 and for the year ended April 30, 2010
Statements of Changes in Stockholders' Equity for the year ended April 30, 2011 and for the year ended April 30, 2010
Statements of Cash Flows for the year ended April 30, 2011 and for the year ended April 30, 2010 (
Notes to the Financial Statements.

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 209 *Fort Lee * NJ 07024-7547

P.O. Box 436402 * San Diego * CA 92143-6402

619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Members of

Razor Resources Inc. ;

We have audited the accompanying balance sheet of Razor Resources Inc. (the “Company”)  as of April 30, 2011  and the related  statements of operations, stockholders’ deficit and cash flows for the fiscal year then ended . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Razor Resources Inc. as of  April 30, 2011  , and the results of its operations and its cash flows for the fiscal year then  ended  in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company has not established any source of revenue to cover its operating costs and losses from operations raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the  outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

_____________________

Stan J.H. Lee, CPA

August 15, 2011

RAZOR RESOURCES INC.
( A Nevada Corporation)
Balance Sheets
(Expressed in U.S. Dollars)
As of
April 30	April 30
2011	2010

ASSETS
Current
Cash	$108,730	8,808
Accounts Recievable	4,172
Inventory	140,913
Deposits	17,845

171,738

Long-Term
Property, Plant and Equipment	32,877	806,301

TOTAL ASSETS	$141,607	$978,039

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Indebtedness	$	-
Accounts payable and accrued	232,965	90,701
Other accounts payable	-	12,663
Accounts payable to related companies (Note 9)	-	121,625
Reclamation of mine (Note 7)	-	221,394
TOTAL CURRENT LIABILITIES	232,965	446,383

Long Term Liability
Due to Subsidiary	429,012	-
Loan from Catalyst Capital	105,000	-
Loan from Shareholder and Director	441,196	347,317
TOTAL LIABILITIES	1,208,174	793,700

Non Controlling Interest	-	8,648
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
21
RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars)

For the years ended
April 30,	April 30,
2011	2010

Revenues
Sales of precious metal	$-	$252,935
Other Income	-	47
-	252,982

General and Administrative Expenses
Investor Relations and Promotion	$-	$
Rent	-	-
Automobile Expense	-	-
Filing Fees	1,445
Professional Fees	50,573	106,745
Management Fees	5,977	-
Bank Service Charges	350
Office Costs	3,382
Travel Costs	42,626	586,431
Meals and Entertainment	435	-
Amortization	-	9,262
Other Operational Expenses	-	41,273
Equity Pickup from Investment in Subsidary	-
104,788	743,711

Loss from operations	(104,788)

Other income (loss)
Loss from disposal of investment in equity	835,417

Net Loss Before Minority Interest	(940,205)	(490,729)

Minority Interest	3,363

Comprehensive loss
Net loss for the Period	$(940,205)	$(487,366)

Net Loss Per Share	$(0.009)	$(0.01)
Basic and Diluted Loss per Share	$(0.009)	$(0.01)

Weighted Average Number of Shares Outstanding	101,305,000	65,137,877

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
Additional Paid in Capital
Loan from Director	324,767
Loan from Shareholder	93,879	(18,646)
Cash provided by financing activities	627,891	788,042

Cash (decrease) increase during the year	99,922	9,045

Cash , Beginning of year	8,808	(237)

Cash, End of year	$	$ 108,730	$8,808

Supplemental Information

Income Taxes Paid	$	$-
Interest Paid	$	$-

The accompanying notes are an integral part of these financial statements.

Razor Resources Inc.
(A Nevada Corporation)
Statement of Changes in Stockholders’ Equity (Deficit)

	Number	Capital
	of	at	Additional		Accumulated	Total
	Common	at Par	Paid-in	Accumulated	prior period adjustment	Stockholders'
	Shares	Value	Capital	Deficit		Equity
Balance, April 2008	77,055,000	$5,137	$36,163	$(158,293)		$(116,993)
Shares Cancelled	(12,500,000)
Shares Issued	250,000
Net Loss for the year ended
April 30, 2009				(39,424)		(39,424)

Balance, as at April 30, 2009	64,805,000	5,137	36,163	(197,717)		(156,417)

Shares issued for aquisition of Compania,
Minera Cerros del Sur	35,500,000	35,500	302,568			338,068
Shares subscription issued	1,000,000	1,000	480,921			480,921
Net Loss for the year ended
April 30 ,2010				(487,365)		(487,365)

Balance, as at April 30, 2010	101,305,000	7,637	853,652	(685,083)		176,206

Prior period adjustment					(302,567)	(302,567)
Net Loss for the year ended
April 30 ,2011				(940,205)		(940,205)

Balance, as at April 30, 2011	101,305,000	$7,637	$853,652	$(1,625,288)	(302,567)	(1,066,566)

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

	April 30,	April 30,
	2011	2010
Buildings	$-0-	$290,958
Mining-machinery and equipment	-0-	382,143
Vehicles	-0-	16,260
Office equipment and furniture	38,242	38,242
Concessions	-0-	74,329
	-0-	801,932
Less: Accumulated depreciation	(5,365)	(9,262)
	-0-	792,670
Land	-0-	13,631
	$32,877	$806,301

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

Date: September 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory Rotelli	President, Secretary and Director	September 21, 2011
Gregory Rotelli

