Form 10-Q/A
period 2011-07-31
RAZOR RESOURCES INC
filed 2011-10-06
CIK 1333614

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 101,305,000 common shares issued and outstanding as of September 16, 2011

EXPLANATORY NOTE

The Securities and Exchange Commission has adopted rules requiring companies to provide financial statement information in XBRL (eXtensible Business Reporting Language) to improve the information’s usefulness. International Gold Corp. is required to submit financial information in XBRL for periods ending after June 15, 2011.

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q for the period ended July 30, 2011 of Razor Resources Inc. filed on September 19, 2011 (the “Original Filing”), is being filed in order to provide financial statement information in XBRL in accordance with SEC requirements. This is the first year of XBRL compliance for Razor Resources Inc. and each amount in the primary financial statements is tagged in XBRL, and each note to the financial statements and certain financial schedules are individually tagged as a block of text. As this is the company’s initial XBRL submission, the company is using the 30 day grace period allowed for filings in that circumstance.

PART I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.
( A Nevada Corporation)
Balance Sheets
July 31, 2011 (With Comparative Figures at April 30, 2011)
(Expressed in U.S. Dollars) (Unaudited)

	July 31, 2011	April 30, 2011
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$ 108,730	$ 108,730
Accounts Recievable	-	-
Inventory	-	-
Deposits	-
	108,730	108,730

Long-Term
Property, Plant and Equipment	32,877	32,877

TOTAL ASSETS	$ 141,607	$ 141,607

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Indebtedness	$ -	$ -
Accounts payable and accrued	232,965	232,965
Other accounts payable	-	-
Accounts payable to related companies (Note 9)	-	-
Reclamation of mine (Note 7)	-	-
TOTAL CURRENT LIABILITIES	232,965	232,965
Long Term Liability
Due to Subsidiary	429,012	429,012
Loan from Catalyst Capital	105,000	105,000
Loan from Shareholder and Director	441,196	441,196
TOTAL LIABILITIES	$ 1,208,173	$ 1,208,173

Non Controlling Interest	-	-
Stockholders' Equity (Deficit)
Common stock
Authorized:
1,050,000,000 common shares at $0.01 par value
75,00,000 preferred shares at $0.01 par value
Issued and fully paid
101,305,000 common shares at par value of $0.01 per share	7,637	7,637
Additional paid in capital	853,652	853,652
Accumulated other comprehensive loss	-	-
Prior period adjustment	(302,567)	(302,567)
Deficit accumulated during the development stage	(1,625,287)	(1,625,287)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,066,565)	(1,066,565)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 141,608	$ 141,608

The accompanying notes are an integral part of these financial statements

F-1

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)

	For the three months ended
	July 31,	July 31,
	2011	2010
Revenues
Sales of precious metal	-	-
Other Income	-	-
	-	-

General and Administrative Expenses
Investor Relations and Promotion	$ -	-
Rent	-	-
Automobile Expense	-	-
Filing Fees	-	-
Professional Fees	-	27,352
Management Fees	-	3,227
Bank Service Charges	-	175
Office Costs	-	842
Travel Costs	-	40,432
Meals and Entertainment	-	-
Amortization	-	-
Other Operational Expenses	-	-
Equity Pickup from Investment in Subsidary	-
	-	72,028

Loss from Operation	-

Other income (loss)
Loss from disposal of investment in equity	-

Net Loss Before Minority Interest	-	72,028

Minority Interest		-
Comprehensive loss
Net loss for the Period	$ -	$ (72,028)

Net Loss Per Share	(0.009)	(0.01)
Basic and Diluted Loss per Share		(0.01)

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements

F-3

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)

For the three months ended
	July 31,	July 31,
	2011	2010
Cash Provided by (Used for)
Operating Activities
Net loss for the period	$ -	$ (72,028)
Prior period adjustment	-	-
Changes in non-cash working capital items
Accounts payable and Accrued liabilities	-	18,143
Minority Interest	-	-
Equity Pickup from Investment in Subsidiary	-	-
Amortization	-	-
(53,885)

Net changes in non-cash working capital item:

Inventory	-	-
Accounts receivable	-	-
Deposits and expenses paid in advance	-	-
Accounts payable and accrued liabilities	-	-
Other accounts payable	-	-
Accounts payable to related companies	-	-
Reclamation of mine	-	-
Net cash provided by (used in) operating activities	-	-

Net Changes in non-cash working capitalism

Investing Activities
(Investment) in divesture from Subsidiary	-	-
Purchase of Equipment	-	(6,433)
	-	(6,433)

Financing Activities

Share subscription unissued	-	-
(Repayments) Advances to/from Subsidiary	-	(30,000)
Capital stock subscribed	-	-
Loan from Catalyst Capital	-	-
Additional Paid in Capital	-	-
Loan from Director	-	-
Loan from Shareholder	-	75,702
Cash provided by financing activities	-	45,702

Cash (decrease) increase during the year	-	(14,616)

Cash , Beginning of year	108,730	8,808

Cash, End of year	$ 108,730	$ (5,808)

Supplemental Information

Income Taxes Paid	-	-
Interest Paid	-	-

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

Disclosure about fair value of financial instruments

Our company has financial instruments, none of which are held for trading purposes. Our company estimates that the fair value of all financial instruments at July 31, 2011 as defined in FASB 107 does not differ materially from the aggregate carrying values of our financial instruments recorded in the accompanying balance sheet.

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

These circumstances lead our independent registered public accounting firm, in their report dated
August 15, 2011 to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of our capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

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

Dated: October 6, 2011

/s/ Meng Hao

Meng Hao President, Secretary, Treasurer
and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)