Form 10-Q
period 2011-10-31
RAZOR RESOURCES INC
filed 2011-12-20
CIK 1333614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 101,305,000 common shares issued and outstanding as of December 20, 2011

EXPLANATORY NOTE

Financial statements for the six month period ended October 31, 2011  have not been reviewed by an outside independent accountant as of the date of this Report..  We intend to amend this Form 10-Q as soon as we complete our review for the period aforementioned.

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.
( A Nevada Corporation)
Balance Sheets
October 31, 2011 (With Comparative Figures at April 30, 2011)
(Expressed in U.S. Dollars) (Unaudited)
(Management Prepared)

	October 31, 2011	April 30, 2011
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$ 108,730	$ 108,730
	108,730	108,730

Long-Term
Property, Plant and Equipment	32,877	32,877

TOTAL ASSETS	$ 141,607	$ 141,607

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Indebtedness	$ -	$ -
Accounts payable and accrued	234,417	232,965
TOTAL CURRENT LIABILITIES	234,417	232,965
Long Term Liability
Due to Subsidiary	429,012	429,012
Loan from Catalyst Capital	105,000	105,000
Loan from Shareholder and Director	441,196	441,196
TOTAL LIABILITIES	$ 1,209,626	$ 1,208,173

Stockholders' Equity (Deficit)
Common stock
Authorized:
1,050,000,000 common shares at $0.01 par value
75,00,000 preferred shares at $0.01 par value
Issued and fully paid
101,305,000 common shares at par value of $0.01 per share	7,637	7,637
Additional paid in capital	853,652	853,652
Prior period adjustment	(302,567)	(302,567)
Deficit accumulated during the development stage	(1,626,739)	(1,625,287)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,068,018)	(1,066,565)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 141,607	$ 141,607

The accompanying notes are an integral part of these financial statements

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)
(Management Prepared)

	For the six months ended
	October 31,	October 31,
	2011	2010
Cash Provided by (Used for)
Operating Activities
Net loss for the period	$ (1,452)	$ (84,407)
Changes in non-cash working capital items
Accounts payable and Accrued liabilities	1,452	18,143
	-	(66,264)

Investing Activities
(Investment) in divesture from Subsidiary	-	-
Purchase of Equipment	-	(6,433)
	-	(6,433)

Financing Activities

(Repayments) Advances to/from Subsidiary	-	(30,000)
Loan from Shareholder	-	93,889
Cash provided by financing activities	-	63,889

Cash (decrease) increase during the year	-	(8,808)

Cash , Beginning of year	108,730	8,808

Cash, End of year	$ 108,730	$ -

The accompanying notes are an integral part of these financial statements

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)
(Management Prepared)

	For the six months ended
	October 31,	October 31,
	2011	2010

General and Administrative Expenses
Filing Fees	-	1,445
Professional Fees	1,452	32,952
Management Fees	-	3,227
Bank Service Charges	-	340
Office Costs	-	3,382
Travel Costs	-	42,626
Meals and Entertainment	-	435
	1,452	84,407

Loss from Operation	(1,452)

Other income (loss)

Net Loss Before Minority Interest	-	84,407

Minority Interest		-
Comprehensive loss
Net loss for the Period	$ (1,452)	$ (84,407)

Net Loss Per Share
Basic and Diluted Loss per Share	(0.009)	(0.01)

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
October 31, 2011 ( Unaudited)
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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $1,626,739 to October 31, 2011. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

(f) Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At October 31, 2011 and 2010, the Company had $nil and $nil respectively, in accumulated other comprehensive loss, from its foreign currency translation.

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

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of financial instruments at July 31, 2011, such as cash on hand, accounts receivable, accounts payable and accrued liabilities, accounts payable to related companies and other accounts payable does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet because of the short-term maturity of these instruments. The fair value of the loan from director cannot be determined because it is non-interest bearing and the absence of market data.

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

(m) Asset retirement obligations

ASC No, 410, Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, ASC No. 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At July 31, 2011, the Company had asset retirement obligations of $221,394 of which $194,011 were acquired from Compania Minera on February 9, 2010.

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

BUSINESS ACQUISITION IN 2010

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

NOTE 6 . ASSET RETIREMENT OBLIGATIONS

In accordance with ASC No. 410, “Asset Retirement and Environmental Obligations” (“ASC No. 410”), the Company records the fair value of a liability for an asset retirement obligation to pay reclamation costs at the end of the mine life in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. As of July 31, 2011 and 2010, the asset retirement obligation accrued in the financial statements were $ -0- and $221,394 and $nil respectively.

The following table shows changes in the carrying amount of the Company's asset retirement obligation for the year ended April 30, 2011:

Acquired from Compania Minera on February 9, 2010	194,011
Accretion expenses	27,383
Balance, April 30, 2010	$221,394

Balance, April 30, 2011	$-0-

NOTE 7. CAPITAL STOCK

a) Stock and Option Compensation Plan

On April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at October 31, 2011.

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

The Company considers Mayan Gold Inc. as a related company since it is a party of the share exchange agreement with Compania Minera and its stockholders were the same of Compania Minera before the acquisition. Pursuant to the exchange agreement, the Company shall assign certain concession for a total of $251,178 (4,779,257 Lempiras) and pay $599,813 (11,384,468 Lempiras) to Mayan Gold Inc. for inventory of all reimbursable assets including cash, diesel, cyanide, and activated carbon in stock as well as the ounces of pure gold actually loaded in the processing vats at the mine in Honduras on February 2, 2010. As of October 31, 2011, the Company owed $121,545 to Mayan Gold Inc.

Balance of loans from related party as of October 31, 2011 were $ 441,196.

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

On October 2, 2006, the Company submitted an administrative damage claim to the Honduran Ministry of Natural Resources and Environment because the State of Honduras had not provided the Company the duly protection to its investments. As at July 31, 2011, no determination had been made on this issue.

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

General Overview

The address of our principal executive office is Suite 300, 1600 Glenarm Street, Denver, CO 80202. Our telephone number is 901-201-9434

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

Not accounting for our working capital deficit of $92,810 we require additional funds of approximately $500,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending October 31, 2012.

General and Administrative Expenses

We expect to spend $250,000 during the twelve-month period ending October 31, 2012 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending October 31, 2012.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2012.

Personnel Plan

As at October 31, 2011, our only employees were our directors and officer.

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

Results of Operations

Overview

Six Months Ended October 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2011 which are included herein.

Our operating results for the six months ended October 31, 2011, for the six months ended October 31, 2010 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended October 31, 2011	Six Months Ended October 31, 2010	Change Between Six Month Period Ended October 31, 2011 and October 31, 2010
Revenue	Nil	Nil	Nil
Operating Expenses	1,452	84,407	82,955
Net Income Loss	(1,452)	(84,407)	(82,955)

Our operating expenses for the six months ended October 31, 2011 and October 31, 2010 are outlined in the table below:

	Six Months Ended October 31, 2011	Six Months Ended October 31, 2010
Investor Relations	$0	$0
Rent	0	0
Automobile Expense	0	0
Filing Fees	0	1,445
Professional Fees	1,452	32,952
Management Fees	0	3,227
Bank Service Charges	0	340
Office Costs	0	3,382
Travel Costs	0	42,626
Meals and Entertainment	0	435

The 82,955 decrease in operating expenses for the six months ended October 31, 2011, compared to the same period in fiscal 2010, was mainly due to a decrease in professional, travel, management and office costs.

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

Cash Flows

	At October 31, 2011	At October 31, 2010
Net Cash Provided by (used in) Operating Activities	0	(66,264)
Net Cash Provided By (used in ) Investing Activities	0	(6,433)
Cash Provided by Financing Activities	0	63, 889
Cash (Decrease) Increase during the Period	0	(8,808)

We had cash in the amount of $Nil as of October 31, 2011 as compared to $Nil as of October 31, 2010. We had a working capital deficit of $92,810 as of October 31, 2011 compared to working capital deficit of $108,844 as of October 31, 2010.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

In their audit report relating to our financial statements for the period ended October 31, 2011 our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. All of these factors continue to exist and raise doubt about our status as a going concern.

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

Dated: December 20, 2011

/s/ Meng Hao

Meng Hao

President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)