Form 10-Q/A
period 2011-10-31
RAZOR RESOURCES INC
filed 2012-01-03
CIK 1333614

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 101,305,000 common shares issued and outstanding as of January 3, 2012

Explanatory Note: This Form 10-Q is amended to disclose and confirm that the Company's interim quarterly financial statements for the six month period ending have been reviewed and approved by the Company's auditor.

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.
( A Nevada Corporation)
Balance Sheets
October 31, 2011 (With Comparative Figures at April 30, 2011)
(Expressed in U.S. Dollars) (Unaudited)

	October 31, 2011	April 30, 2011
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$ 108,730	$ 108,730
Accounts Recievable	-	-
Inventory	-	-
Deposits	-
	108,730	108,730

Long-Term
Property, Plant and Equipment	32,877	32,877

TOTAL ASSETS	$ 141,607	$ 141,607

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Indebtedness	$ -	$ -
Accounts payable and accrued	234,417	232,965
Other accounts payable	-	-
Accounts payable to related companies (Note 9)	-	-
Reclamation of mine (Note 7)	-	-
TOTAL CURRENT LIABILITIES	234,417	232,965
Long Term Liability
Due to Subsidiary	429,012	429,012
Loan from Catalyst Capital	105,000	105,000
Loan from Shareholder and Director	441,196	441,196
TOTAL LIABILITIES	$ 1,209,626	$ 1,208,173

Non Controling Interest	-	-
Stockholders' Equity (Deficit)
Common stock
Authorized:
1,050,000,000 common shares at $0.01 par value
75,00,000 preferred shares at $0.01 par value
Issued and fully paid
101,305,000 common shares at par value of $0.01 per share	7,637	7,637
Additional paid in capital	853,652	853,652
Accumulated other comprehensie loss	-	-
Prior period adjustment	(302,567)	(302,567)
Deficit accumulated during the development stage	(1,626,739)	(1,625,287)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,068,018)	(1,066,565)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 141,607	$ 141,607

The accompanying notes are an integral part of these financial statements

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)

For the six months ended
	October 31,	October 31,
	2011	2010
Cash Provided by (Used for)
Operating Activities
Net loss for the period	$ (1,452)	$ (84,407)
Prior period adjustment	-	-
Changes in non-cash working capital items
Accounts payable and Accrued liabilities	1,452	18,143
Minority Interest	-	-
Equity Pickup from Investment in Subsidiary	-	-
Amortization	-	-
	-	(66,264)

Net changes in non-cash working capital item:

Inventory	-	-
Accounts receivable	-	-
Deposits and expenses paid in advance	-	-
Accounts payable and accrued liabilities	-	-
Other accounts payable	-	-
Accounts payable to related companies	-	-
Reclamation of mine	-	-
Net cash provided by (used in) operating activities	-	-

Net Changes in non-cash working capitalism

Investing Activities
(Investment) in divesture from Subsidiary	-	-
Purchase of Equipment	-	(6,433)
	-	(6,433)

Financing Activities

Share subscription unissued	-	-
(Repayments) Advances to/from Subsidiary	-	(30,000)
Capital stock subscribed	-	-
Loan from Catalyst Capital	-	-
Additional Paid in Capital	-	-
Loan from Director	-	-
Loan from Shareholder	-	93,889
Cash provided by financing activities	-	63,889

Cash (decrease) increase during the year	-	(8,808)

Cash , Beginning of year	108,730	8,808

Cash, End of year	$ 108,730	$ -

Supplemental Information

Income Taxes Paid	-	-
Interest Paid	-	-

The accompanying notes are an integral part of these financial statements

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)

	For the six months ended
	October 31,	October 31,
	2011	2010
Revenues
Sales of precious metal	-	-
Other Income	-	-
	-	-

General and Administrative Expenses
Investor Relations and Promotion	$ -
Rent	-	-
Automobile Expense	-	-
Filing Fees	-	1,445
Professional Fees	1,452	32,952
Management Fees	-	3,227
Bank Service Charges	-	340
Office Costs	-	3,382
Travel Costs	-	42,626
Meals and Entertainment	-	435
Amortization	-	-
Other Operational Expenses	-	-
Equity Pickup from Investment in Subsidary	-
	1,452	84,407

Loss from Operation	(1,452)

Other income (loss)
Loss from disposal of investment in equity	-

Net Loss Before Minority Interest	-	84,407

Minority Interest		-
Comprehensive loss
Net loss for the Period	$ -	$ (84,407)

Net Loss Per Share	(0.009)	(0.01)
Basic and Diluted Loss per Share		(0.01)

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
October 31, 2011 ( Unaudited)
(Expressed in U.S. Dollars)

NOTE 1. UNAUDITED INFORMATION

The consolidated balance sheet of Razor Resources Inc. (the “Company”) as of  October 31, 2011, and the statements of operations  and cash flows for the six-months period then ended  , have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of October 31, 2011, and the results of operations for the six-months ended  October 31, 2011.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial  statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for the fiscal year ended April 30, 2011.

NOTE 2. BUSINESS OPERATIONS

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

NOTE 3 . SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 4. CAPITAL STOCK

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

NOTE 5. LOAN FROM STOCKHOLDERS AND RELATED PARTY TRANSACTIONS

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

Dated: January 3, 2012

/s/ Meng Hao

Meng Hao

President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)