Form 10-Q/A
period 2011-10-31
RAZOR RESOURCES INC
filed 2012-01-04
CIK 1333614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A2

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 101,305,000 common shares issued and outstanding as of January 4, 2012

Explanatory Note: The interim quarterly financial statements for the six month period ended October 31, 2011 that were filed with the Form 10-Q on December 20, 2011 were in fact reviewed by the Company's auditor.  Due to a misunderstanding in communication with the Auditor on another separate engagement, the Company erroneously believed and disclosed that the financial statements had not been reviewed when in fact they had been reviewed at the time of filing.  Accordingly, the Form 10-Q for the period ending October 31, 2011 was filed on time and contained all required information and certifications and had been reviewed by an accountant registered with the Public Company Accounting Oversight Board.

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

Dated: January 4, 2012

/s/ Meng Hao

Meng Hao

President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)