Form 10-Q
period 2012-01-31
RAZOR RESOURCES INC
filed 2012-03-21
CIK 1333614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 101,305,000 common shares issued and outstanding as of March 21, 2012

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.
( A Nevada Corporation)
Balance Sheets
January 31, 2012 (With Comparative Figures at April 30, 2011)
(Expressed in U.S. Dollars) (Unaudited)

	January 31, 2012	April 30, 2011
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$ 108,730	$ 108,730
Accounts Recievable	-	-
Inventory	-	-
Investment	1,680
Deposits	-
	110,410	108,730

Long-Term
Property, Plant and Equipment	32,877	32,877

TOTAL ASSETS	$ 143,287	$ 141,607

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Indebtedness	$ -	$ -
Accounts payable and accrued	239,891	232,965
Other accounts payable	-	-
Accounts payable to related companies (Note 9)	-	-
Reclamation of mine (Note 7)	-	-
TOTAL CURRENT LIABILITIES	239,891	232,965
Long Term Liability
Due to Subsidiary	429,012	429,012
Loan from Catalyst Capital	105,000	105,000
Loan from Shareholder and Director	441,196	441,196
TOTAL LIABILITIES	$ 1,215,100	$ 1,208,173

Non Controling Interest	-	-
Stockholders' Equity (Deficit)
Common stock
Authorized:
1,050,000,000 common shares at $0.01 par value
75,00,000 preferred shares at $0.01 par value
Issued and fully paid
101,305,000 common shares at par value of $0.01 per share	7,637	7,637
Additional paid in capital	853,652	853,652
Accumulated other comprehensive loss	-	-
Prior period adjustment	(302,567)	(302,567)
Deficit accumulated during the development stage	(1,630,533)	(1,625,287)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,071,812)	(1,066,565)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 143,287	$ 141,607

The accompanying notes are an integral part of these financial statements

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)

	For the three months ended		For the nine months ended
	January 31,	January 31,	January 31,	January 31,
	2012	2011	2012	2011
Revenues
Sales of precious metal	-	-	-	-
Other Income	-	-	-	-
			-	-

General and Administrative Expenses
Investor Relations and Promotion	$ -	$ -	$ -	$ -
Rent	-	-	-	-
Automobile Expense	-	-	-	-
Filing Fees	-	-	-	1,445
Professional Fees	3,794	-	5,246	32,952
Management Fees	-	1,250	-	4,477
Bank Service Charges	-	10	-	350
Office Costs	-	-	-	3,382
Travel Costs	-	-	-	42,626
Meals and Entertainment	-	-	-	435
Amortization	-	-	-	-
Other Operational Expenses	-	-	-	-
Equity Pickup from Investment in Subsidary	-	-	-
	$ 3,794	$ 1,260	5,246	85,667

Loss from Operation	(3,794)	(1,260)	(5,246)	(85,667)

Other income (loss)
Loss from disposal of investment in equity	$ -	$ -	$ -	$ -

Net Loss Before Minority Interest

Minority Interest				-
Comprehensive loss
Net loss for the Period	(3,794)	(1,260)	$ (5,246)	$ (85,667)

Net Loss Per Share
Basic and Diluted Loss per Share	(0.00)	(0.00)	(0.009)	(0.0007)

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)
	For the nine months ended
	January 31,	January 31,
	2012	2011
Cash Provided by (Used for)
Operating Activities
Net loss for the period	$ (5,246)	$ (85,667)
Prior period adjustment	-	-
Changes in non-cash working capital items
Accounts payable and Accrued liabilities	6,926	123,143
Minority Interest	-	-
Equity Pickup from Investment in Subsidiary	-	-
Amortization	-	-
	1,680	37,476
Net changes in non-cash working capital item:

Inventory	-	-
Accounts receivable	-	-
Deposits and expenses paid in advance	-	-
Accounts payable and accrued liabilities	-	-
Other accounts payable	-	-
Accounts payable to related companies	-	-
Reclamation of mine	-	-
Net cash provided by (used in) operating activities	-	-

Net Changes in non-cash working capitalism

Investing Activities
(Investment) in divesture from Subsidiary	-	(100,000)
Investment in Oil Well #6	1,680
Purchase of Equipment	-	(6,433)
	-	(106,433)
Financing Activities

Share subscription unissued	-	-
(Repayments) Advances to/from Subsidiary	-	(30,000)
Capital stock subscribed	-	-
Loan from Catalyst Capital	-	-
Additional Paid in Capital	-	-
Loan from Director	-	-
Loan from Shareholder	-	93,889
Cash provided by financing activities	-	63,889

Cash (decrease) increase during the year	-	(5,068)

Cash , Beginning of year	108,730	8,808

Cash, End of year	$ 108,730	$ 3,740

Supplemental Information

Income Taxes Paid	-	-
Interest Paid	-	-

The accompanying notes are an integral part of these financial statements

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
January 31, 2012 ( Unaudited)
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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $1,630,533 to January 31, 2012. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

The sole officer and director are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

(f) Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At January 31, 2012 and 2011, the Company had $nil and $nil respectively, in accumulated other comprehensive loss, from its foreign currency translation.

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

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of financial instruments at January 31, 2012, such as cash on hand, accounts receivable, accounts payable and accrued liabilities, accounts payable to related companies and other accounts payable does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet because of the short-term maturity of these instruments. The fair value of the loan from director cannot be determined because it is non-interest bearing and the absence of market data.

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

(m) Asset retirement obligations

ASC No, 410, Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, ASC No. 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At January 31, 2012, the Company had asset retirement obligations of $221,394 of which $194,011 were acquired from Compania Minera on February 9, 2010.

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

NOTE 3. CAPITAL STOCK

a) Stock and Option Compensation Plan

On April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at January 31, 2012.

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

NOTE 4. LOAN FROM STOCKHOLDERS AND RELATED PARTY TRANSACTIONS

As at April 30, 2009, a stockholder has loaned the Company $22,550 without interest and fixed term of repayment. The loan was paid off in the year ended April 30, 2010.

A director has loaned the Company $93,879 (2010: $246,299) without interest and fixed term of repayment. The loan is unsecured.

The Company considers Mayan Gold Inc. as a related company since it is a party of the share exchange agreement with Compania Minera and its stockholders were the same of Compania Minera before the acquisition. Pursuant to the exchange agreement, the Company shall assign certain concession for a total of $251,178 (4,779,257 Lempiras) and pay $599,813 (11,384,468 Lempiras) to Mayan Gold Inc. for inventory of all reimbursable assets including cash, diesel, cyanide, and activated carbon in stock as well as the ounces of pure gold actually loaded in the processing vats at the mine in Honduras on February 2, 2010. As of January 31, 2011, the Company owed $121,545 to Mayan Gold Inc.

Balance of loans from related party as of January 31, 2012 was $ 441,196.

37

NOTE 5. . COMPROMISES AND CONTINGENCIES

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

On October 2, 2006, the Company submitted an administrative damage claim to the Honduran Ministry of Natural Resources and Environment because the State of Honduras had not provided the Company the duly protection to its investments. As at January 31, 2012, no determination had been made on this issue.

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

The Company’s interest in Cerros Del Sur has been redeemed in full and this transaction is under review by the directors of the Company.

Plan of Operation

During the next twelve month period, we intend to focus our efforts on the acquisition of an exploration and production resource property.

Not accounting for our working capital deficit of $129,481 we require additional funds of approximately $500,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending January 31, 2013.

General and Administrative Expenses

We expect to spend $250,000 during the twelve-month period ending January 31, 2013 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending January 31, 2013.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2013.

Personnel Plan

As at January 31, 2012, our only employees were our directors and officer.

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Results of Operations

Overview

Nine Months Ended January 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2012 which are included herein.

Our operating results for the nine months ended January 31, 2012, for the nine months ended January 31, 2011 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended January 31, 2012	Nine Months Ended January 31, 2011	Change Between Nine Month Period Ended January 31, 2012 and January 31, 2011
Revenue	Nil	Nil	Nil
Operating Expenses	5,246	85,667	80,421
Net Income Loss	(5,246)	(85,667)	(80,421)

Operating Expenses

Our operating expenses for the nine months ended January 31, 2012 and January 31, 2011 are outlined in the table below:

	Nine Months Ended January 31, 2012	Nine Months Ended January 31, 2011
Investor Relations	$0	$0
Rent	0	0
Automobile Expense	0	0
Filing Fees	0	1,445
Professional Fees	5,246	32,952
Management Fees	0	4,477
Bank Service Charges	0	340
Office Costs	0	3,382
Travel Costs	0	42,626
Meals and Entertainment	0	435

The 80,421 decrease in operating expenses for the nine months ended January 31, 2012, compared to the same period in fiscal 2011, was mainly due to a decrease in professional fees and travel costs.

Revenues

We have earned $ nil revenues from selling precious metals since our inception and we anticipate earning $80,000 revenues from selling precious metals per month.

Liquidity and Financial Condition

As of January 31, 2012, our total current assets were $110,410 and our total current liabilities were $239,891 and we had a working capital deficit of $129,481. Our financial statements report a net loss of $5,246 for the nine months ended January 31, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At January 31, 2012	At January 31, 2011
Net Cash Provided by (used in) Operating Activities	1,680	(37,476)
Net Cash Provided By (used in ) Investing Activities	0	(106,433)
Cash Provided by Financing Activities	0	63, 889
Cash (Decrease) Increase during the Period	0	(5,068)

We had cash in the amount of $108,730 as of January 31, 2012 as compared to $3,740 as of January 31, 2011. We had a working capital deficit of $129,481 as of January 31, 2012 compared to working capital deficit of $124,235 as of January 31, 2011.

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

As of January 31, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Associated With Mining

We are a mining company in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash and cash equivalents in the amount of $108,730 as of January 31, 2012. At January 31, 2012, we had a working capital deficit of $129,481. We incurred a net loss of $5,246 for our quarter ended January 31, 2012. Our planned exploration requires additional funding and we are exploring ways to raise the funds required. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated August 15, 2011, to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of our capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

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

Dated: March 21, 2012

/s/ Meng Hao

Meng Hao

President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)