Form 10-K
period 2012-04-30
RAZOR RESOURCES INC
filed 2012-08-14
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-51973

Razor Resources Inc.
(Exact name of registrant as specified in its charter)

Nevada N/A

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

8-5-128 Jichexiaoqu, Chanchun, Jilin, China

(Address of principal executive offices) (Zip Code)

949-419-6588

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

101,305,000 shares of common stock issued & outstanding as of August 14, 2012

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

Corporate History

The address of our principal executive office is 3001 - 1600 Glenarm Street, Denver CO, 80202 and our telephone number is 910-201-9434.

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

Razor Resources Inc. (the Company) has received notification that the Company is in default of its Amended Stock Exchange Agreement (the Agreement) dated November 26, 2010 between the Company, Compania Minera Cerros Del Sur S.A. (Cerros) and Mayan Gold, Inc. (Mayan). The Company was not successful in its efforts to raise the necessary funds as stipulated in the Agreement and therefore the Company is technically in default with Cerros and Mayan. In the event of a termination of the Agreement, the Company will effectively lose the majority of its ownership of the Clavo Rico mine which is the only asset of the Company. The Company is currently in discussions with Mayan and Cerros to renegotiate this matter. There can be no assurances the Company will be successful in retaining its ownership of the asset.

Currently, the Company is actively seeking other mining opportunities.

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

Employees

Currently, we do not have any employees. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

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

We do not own any real property. The address of our principal executive office is 8-5-128 Jichexiaoqu, Chanchun, Jilin, China and our telephone number is 949-419-6588 .

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2012	$0.0056	$0.0056
January 31, 2012	$0.0099	$0.009
October 31, 2011	$0.01	$0.01
July 31, 2011	$0.02	$0.01
April 30, 2011	$0.03	$0.02
January 31, 2011	$0.56	$0.30
October 31, 2010	$0.27	$0.27
July 31, 2010	$0.50	$0.50

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2010	$0.75	$0.75
January 31, 2010	$0.75	$0.45
October 31, 2009	$N/A	$N/A
July 31, 2009	$N/A	$N/A
April 30, 2009	$N/A	$N/A
January 31, 2009	$0.30	$0.15
October 31, 2008	$0.35	$0.15
July 31, 2008	$0.70	$0.41
April 30, 2008	$0.9555	$0.41

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Signature Stock Transfer, 2301 Ohio Drive, Suite 100, Plano, TX, 75093 (Telephone: 972.612.4120; Facsimile: 972.612.4122) is the registrar and transfer agent for our common shares

On August 14, 2012, the list of stockholders for our shares of common stock showed 1,304 registered stockholders and 101,305,000 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on February 15, 2002. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2012.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2012.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2012 and April 30, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve month period, we intend to focus our efforts on exploring other mineral opportunities.

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

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2012.

General and Administrative Expenses

We expect to spend $15,000 during the twelve-month period ending April 30, 2012 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2012.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2012.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations for the Years Ended April 30, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2012 and 2011.

Our operating results for the years ended April 30, 2012 and 2011 are summarized as follows:

		Year Ended
		April 30
		2012		2011

Revenue	$	Nil	$	Nil

Mining operation costs	$	Nil	$	Nil

Geologist	$	Nil	$	Nil
General administrative expenses		$6,410		$104,788
Other non- operational expenses and loss	$	Nil		$835,417
Depreciation and amortization	$		$	Nil
Net Loss	$			$940,205

General Administrative Expenses

Our general administrative expenses for the year ended April 30, 2012 and April 30, 2011 are outlined in the table below:

		Year Ended
		April 30
		2012		2011

Filing fees		$1,025		$1,445

Consulting fees	$	Nil	$	Nil
Professional fees		$5,246		$50,573
Management fees	$	Nil		$5,977
Facilities costs	$	Nil	$	Nil
Investor relations	$	Nil	$	Nil
Office costs	$	Nil		$3,382
Travel costs	$	Nil		$42,626
Registered fees	$	Nil	$	Nil
Mineral property cost	$	Nil	$	Nil
Promotion	$	Nil	$	Nil
Salaries	$	Nil	$	Nil
Taxes	$	Nil	$	Nil
Bank service charges	$	Nil		$350
16

The decrease in operating expenses across all categories for the year ended April 30, 2012, compared to the same period in fiscal 2010, was mainly due to a restructuring of the ownership of the mine and incurring less professional fees.

Liquidity and Financial Condition

As of April 30, 2012, our total current assets were $143,287 and our total current liabilities were $241,055 and we had a working capital deficit of $124,235.. Our financial statements report a net loss of $6,410 for the year ended April 30, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At	At
		April 30, 2012	April 30, 2011

Net Cash (Used in) Operating Activities	$	Nil	$(1,301,393)
Net Cash Provided by (Used In) Investing Activities	$	?	$(773,424)
Net Cash Provided by Financing Activities	$	Nil	$627,891
Cash (decrease) increase during the year	$	Nil	$99,9225

We had cash in the amount of $108,730 as of April 30, 2012 as compared to $108,730 as of April 30, 2011. We had a working capital deficit of $124,235 as of April 30, 2012 compared to working capital deficit of $124,235 as of April 30, 2011.

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

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At April 30, 2012 and 2011, the Company had $nil and $nil respectively, in accumulated other comprehensive income, from its foreign currency translation.

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as at April 30, 2012 ( Audited) and April 30, 2011 ( Audited)
Consolidated Statements of Operations for the year ended April 30, 2012 (Audited) and for the year ended April 30, 2011 (Audited).
Consolidated Statements of Changes in Stockholders' Equity for the year ended April 30, 2012 (Audited) and for the year ended April 30, 2011 (Audited)
Consolidated Statements of Cash Flows for the year ended April 30, 2012 (Audited) and for the year ended April 30, 2011 (Audited)
Notes to the Financial Statements.

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 209 *Fort Lee * NJ 07024-7547

P.O. Box 436402 * San Diego * CA 92143-6402

619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Shareholders of

Razor Resources Inc.

We have audited the accompanying balance sheet of Razor Resources Inc. (the “Company”) as of April 30, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Razor Resources Inc. as of April 30, 2012 and 2011 , and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stan J.H. Lee, CPA

_____________________

Stan J.H. Lee, CPA

August 14, 2012

Fort Lee, NJ 07024

RAZOR RESOURCES INC.
( A Nevada Corporation)
Balance Sheets
April 30, 2012 (With Comparative Figures at April 30, 2011)
(Expressed in U.S. Dollars) (Audited)

	April 30, 2012	April 30, 2011
	(Audited)	(Audited)
ASSETS
Current
Cash	$ 108,730	$ 108,730
Investment	1,680
	110,410	108,730

Long-Term
Property, Plant and Equipment	32,877	32,877

TOTAL ASSETS	$ 143,287	$ 141,607

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued	241,055	232,965
TOTAL CURRENT LIABILITIES	241,055	232,965
Long Term Liability
Long Term Debt	429,012	429,012
Loan from Catalyst Capital	105,000	105,000
Loan from Shareholder and Director	441,196	441,196
TOTAL LIABILITIES	$ 1,216,264	$ 1,208,173

Stockholders' Equity (Deficit)
Common stock
Authorized:
1,050,000,000 common shares at $0.01 par value
75,00,000 preferred shares at $0.01 par value
Issued and fully paid
101,305,000 common shares at par value of $0.01 per share	7,637	7,637
Additional paid in capital	853,652	853,652
Prior period adjustment	(302,567)	(302,567)
Deficit accumulated during the development stage	(1,631,697)	(1,625,287)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,072,976)	(1,066,565)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 143,287	$ 141,607

The accompanying notes are an integral part of these financial statements.

(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Audited)

	For the three months ended		For the year ended
	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011
			-	-

General and Administrative Expenses
Filing Fees	1,025	-	1,025	1,445
Professional Fees	-	17,621	5,246	50,573
Management Fees	-	1,500	-	5,977
Bank Service Charges	-	-	-	350
Office Costs	-	-	-	3,382
Travel Costs	-	-	-	42,626
Meals and Entertainment	-	-	-	435
Other Operational Expenses	139	-	139	-
	$ 1,164	$ 19,121	6,410	104,788

Loss from Operation	(1,164)	(19,121)	(6,410)	(104,788)

Other income (loss)
Loss from disposal of investment in equity	$ -	$ -	$ -	$ 835,414

Net Loss Before Minority Interest				(940,205)

Minority Interest				-
Comprehensive loss
Net loss for the Period	(1,164)	(19,121)	$ (6,410)	$ (940,205)

Net Loss Per Share
Basic and Diluted Loss per Share	(0.00)	(0.00)	(0.009)	(0.009)

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars) (Audited)

	For the year ended
	April 30,	April 30,
	2012	2011
Cash Provided by (Used for)
Operating Activities
Net loss for the period	$ (6,410)	$ (940,204)
Prior period adjustment	-	(302,053)
Changes in non-cash working capital items
Accounts payable and Accrued liabilities	8,090
Minority Interest	-	(8,648)

	1,680

Net changes in non-cash working capital item:

Inventory	-	140,913
Accounts receivable	-	4,172
Deposits and expenses paid in advance	-	17,845
Accounts payable and accrued liabilities	-	142,264
Other accounts payable	-	(12,663)
Accounts payable to related parties	-	(121,625)
Reclamation of mine	-	(221,394)
Net cash provided by (used in) operating activities	-	(1,301,393)

Net Changes in non-cash working capitalism

Investing Activities
(Investment) in divesture from related parties	-	773,424
Investment in Oil Well #6	1,680
Purchase of Equipment	-
	-	773,424

Financing Activities

Loan Advances	-	429,012
Loan from Catalyst Capital	-	105,000
Loan from Shareholder	-	93,879
Cash provided by financing activities	-	627,891

Cash (decrease) increase during the year	-	99,922

Cash , Beginning of year	108,730	8,808

Cash, End of year	$ 108,730	$ 108,730

The accompanying notes are an integral part of these financial statements.

Razor Resources Inc.
(A Nevada Corporation)
Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended April 30, 2012, 2011, 2010, 2009 and 2008

	Number	Capital
	of	at	Additional		Accumulated	Total
	Common	at Par	Paid-in	Accumulated	prior period	Stockholders'
	Shares	Value	Capital	Deficit	adjustment	Equity
Balance, April 2008	77,055,000	$ 5,137	$ 36,163	$ (158,293)	$ -	(116,993)

Shares Cancelled	(12,500,000)
Shares Issued	250,000
Net Loss for the year ended
April 30, 2009				(39,424)		(39,424)

Balance, as at April 30, 2009	64,805,000	5,137	36,163	(197,717)		(156,417)

Shares issued for aquisition of Compania,
Minera Cerros del Sur	35,500,000	35,500	302,568			338,068
Shares subscription issued	1,000,000	1,000	480,921			480,921
Net Loss for the year ended
April 30 ,2010				(487,365)		(487,365)

Balance, as at April 30, 2010	101,305,000	7,637	853,652	(685,083)		176,206

Prior period adjustment					(302,567)	(302,567)
Net Loss for the year ended
April 30 ,2011				(940,204)		(940,204)

Balance, as at April 30, 2011	101,305,000	$ 7,637	$ 853,652	$ (1,625,287)	(302,567)	(1,066,565)

Net Loss for the year ended
April 30 ,2012				$ (6,410)		(6,410)

Balance, as at April 30, 2012	101,305,000	$ 7,637	$ 853,652	$ (1,631,697)	(302,567)	(1,072,975)
The accompanying notes are an integral part of the consolidated financial statements.

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
April 30, 2012 ( Unaudited)
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

Razor Resources Inc. (the Company) has received notification that the Company is in default of its Amended Stock Exchange Agreement (the Agreement) dated November 26, 2010 between the Company, Compania Minera Cerros Del Sur S.A. (Cerros) and Mayan Gold, Inc. (Mayan). The Company was not successful in its efforts to raise the necessary funds as stipulated in the Agreement and therefore the Company is technically in default with Cerros and Mayan. In the event of a termination of the Agreement, the Company will effectively lose the majority of its ownership of the Clavo Rico mine which is the only asset of the Company. The Company is currently in discussions with Mayan and Cerros to renegotiate this matter. There can be no assurances the Company will be successful in retaining its ownership of the asset.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $1,631,697 to April 30, 2012. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

29

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

(f) Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At April 30, 2012 and 2011, the Company had $nil and $nil respectively, in accumulated other comprehensive loss, from its foreign currency translation.

30

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

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of financial instruments at April 30, 2012, such as cash on hand, accounts receivable, accounts payable and accrued liabilities, accounts payable to related companies and other accounts payable does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet because of the short-term maturity of these instruments. The fair value of the loan from director cannot be determined because it is non-interest bearing and the absence of market data.

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

31

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

32

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

34

35

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

	April 30,	April 30,
	2012	2011
Buildings	$-0-	$0
Mining-machinery and equipment	-0-
Vehicles	-0-
Office equipment and furniture	-0-	0
Concessions	-0-	0
	-0-	0
Less: Accumulated depreciation	-0-	0
	-0-	0
Land	-0-
	$-0-	$0

NOTE 4. CAPITAL STOCK

a) Stock and Option Compensation Plan

On April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at April 30, 2012.

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

Balance of loans from related party as of April 30, 2012 was $ 441,196.

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

As of April 30, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Inherent limitations on effectiveness of controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control

36

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended April 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed
Meng Hao	President	33	October 5, 2011
Larry Segal	Director	52	March 4, 2011
Gregory Rotelli	President, Secretary and Director	53	March 4, 2011
Sam Nastat	President and Director	45	November 29, 2010
Kelly Fielder	President, Secretary and Director	41	March 19, 2009
Steve E. Fisher	Director	57	June 2, 2008
Paul Campbell Gladston	Director	45	March 1, 2010
Gerardo A Flores	Vice President of Operations	46	June 16, 2010

Meng Hao - President

 Mr. Hao is 33 years old and in 2004 graduated from the Beijing Jiatong University with a Bachelor's Degree in Management Information and Information Systems. Mr. Hao was employed by Changshu Chang Precious Metals for the last 5 years as an Operations Manager where he was responsible for production and overall exploration.

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

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Meng Hao	Nil	Nil	Nil
Gregory Rotelli	Nil	Nil	Nil
Sam Nastat	Nil	Nil	Nil
Kelly Fielder	Nil	Nil	Nil
Steven E. Fisher	Nil	Nil	Nil
Paul Campbell Gladston	Nil	Nil	Nil
Gerardo A. Flores	Nil	Nil	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

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

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2012 and 2011; and

•	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Meng Hao (1) President	2012	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Gregory Rotelli (2) President, Secretary and Director	2011	3,000	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	3,000
Sam Nastat(3) President and Director	2010	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Kelly Fielder(4) President and Secretary	2010 2009	120,000 120,000	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	120,000 120,000
Duncan Bain(5) President and Secretary	2010 2009	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1) Mr. Hai was appointed president on October 5, 2011.

(2) Mr Rotelli was appointed president, secretary and director of our company on March 4, 2011

(3) Mr. Nastat was appointed president and director of our company on November 29, 2010

(4)	Mr. Fielder was appointed president and secretary of our company on March 19, 2009.

(5)	Mr. Bain was appointed president and secretary on December 4, 2008 and resigned as a director and officer of our company on March19, 2009.

Stock Options/SAR Grants

During the period from inception (February 15, 2002) to April 30, 2012, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2012 or April 30, 2011 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2012.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to April 30, 2012.

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

The following table sets forth, as of August 14, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Meng Hao Guaguang Zhou, China	Nil	0.0%
Gregory Rotelli Seal Beach, CA	Nil	0.0%
Sam Nastat Los Angeles, CA	Nil	0.0%
Kelly Fielder Denver, CO	1,000,000(2)	1.00%
Steven E. Fisher Bakersfield, CA	250,000	0.25%
Paul Campbell Gladston Denver, CO	Nil	0.0%
Gerardo A Flores Harriman, UT	600,000	0.60%
All Officers and Directors As a Group (4 individuals)	1,850,000	1.84%
Bing Wong Surrey, BC	32,500,000	32.40%
Rong Xin Yang Vancouver, BC	7,232,250	7.21%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 19, 2010. As of July 19, 2010, there were 100,305,000 shares of our company’s common stock issued and outstanding.

(2)	These shares are registered in the name of Resilient Technologies Inc. Mr. Fielder exercises dispositive and voting authority with respect to the shares held by Resilient Technologies Inc.

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

Director Independence

We currently act with one director, consisting of Meng Hao. We have determined that Meng Hao i is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a) (15).

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

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2012 and for fiscal year ended April 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2012 ($)	2011 ($)
Audit Fees	$3,800	4,200
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total		4,200

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

/s/ Meng Hao
Meng Hao
President, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal
Accounting Officer)

Date: August 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Meng Hao	President, Secretary and Director	August 14, 2012
Meng Hao

