Form 10-Q
period 2012-07-31
RAZOR RESOURCES INC
filed 2012-09-18
CIK 1333614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 101,305,000 common shares issued and outstanding as of September 17, 2012

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
July 31, 2012 ( Unaudited)
(Expressed in U.S. Dollars)

1. BUSINESS OPERATIONS

RAZOR RESOURCES INC.
( A Nevada Corporation)
Balance Sheets
July 31, 2012 (With Comparative Figures at April 30, 2012)
(Expressed in U.S. Dollars) (Unaudited)

	July 31, 2012	April 30, 2012
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$ 108,730	$ 108,730
Accounts Recievable	-	-
Inventory	-	-
Investment	1,680	1,680
Deposits	-
	110,410	110,410

Long-Term
Property, Plant and Equipment	32,877	32,877

TOTAL ASSETS	$ 143,287	$ 143,287

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Indebtedness	$ -	$ -
Accounts payable and accrued	247,730	241,055
Other accounts payable	-	-
TOTAL CURRENT LIABILITIES	247,730	241,055
Long Term Liability
Due to Subsidiary	429,012	429,012
Loan from Catalyst Capital	105,000	105,000
Loan from Shareholder and Director	441,196	441,196
TOTAL LIABILITIES	$ 1,222,939	$ 1,216,264

Non Controling Interest	-	-
Stockholders' Equity (Deficit)
Common stock
Authorized:
1,050,000,000 common shares at $0.01 par value
75,00,000 preferred shares at $0.01 par value
Issued and fully paid
101,305,000 common shares at par value of $0.01 per share	7,637	7,637
Additional paid in capital	853,652	853,652
Accumulated other comprehensive loss	-	-
Prior period adjustment	(302,567)	(302,567)
Deficit accumulated during the development stage	(1,638,372)	(1,631,697)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,079,651)	(1,072,976)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 143,287	$ 143,287

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)

	For the three months ended
	July 31,	July 31,
	2012	2011

General and Administrative Expenses
Filing Fees	4,675	-
Professional Fees	2,000	-
Management Fees	-	-
Bank Service Charges	-	-
Office Costs	-	-
Travel Costs	-	-
Meals and Entertainment	-	-
Other Operational Expenses	-	-
	$ 6,675	$ -

Loss from Operation	(6,675)	-

Other income (loss)
Loss from disposal of investment in equity	$ -	$ -

Net Loss Before Minority Interest

Minority Interest
Comprehensive loss
Net loss for the Period	(6,675)	-

Net Loss Per Share
Basic and Diluted Loss per Share	(0.00)	-

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)

For the three months ended
	July 31,	July 31,
	2012	2011
Cash Provided by (Used for)
Operating Activities
Net loss for the period	$ (6,675)	$ -
Prior period adjustment	-	-
Changes in non-cash working capital items
Accounts payable and Accrued liabilities	6,675
Minority Interest	-	-

	-	-

Net cash provided by (used in) operating activities	-	-

Net Changes in non-cash working capitalism

Investing Activities
(Investment) in divesture from Subsidiary	-	-
Investment in Oil Well #6	-

	-	-

Financing Activities

(Repayments) Advances to/from Subsidiary	-	-
Loan from Catalyst Capital	-	-
Loan from Shareholder	-	-
Cash provided by financing activities	-	-

Cash (decrease) increase during the year	-	-

Cash , Beginning of year	108,730	108,730

Cash, End of year	$ 108,730	$ 108,730

Supplemental Information

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
July 31, 2012 ( Unaudited)
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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $1,638,372 to July 31, 2012. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

(f) Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At July 31, 2012 and 2011, the Company had $nil and $nil respectively, in accumulated other comprehensive loss, from its foreign currency translation.

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

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of financial instruments at July 31, 2012, such as cash on hand, accounts receivable, accounts payable and accrued liabilities, accounts payable to related companies and other accounts payable does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet because of the short-term maturity of these instruments. The fair value of the loan from director cannot be determined because it is non-interest bearing and the absence of market data.

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

(k) Property, plant and equipment

Property includes land and mineral property (sees Mineral property acquisition costs and deferred exploration expenditures). Plant and equipment is recorded at cost less accumulated depreciation and is comprised of mining-machinery, vehicles, office equipment and furniture, leasehold and website cost. Office furniture and equipment are amortized at 10%, and website costs are amortized at 30%. All other equipment is being amortized on a straight line basis over 5 to 20 years.

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

NOTE 4. CAPITAL STOCK

a) Stock and Option Compensation Plan

On April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at July 31, 2012.

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

Balance of loans from related party as of July 31, 2012 was $ 441,196.

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

General Overview

The address of our principal executive office is 8-5-128 Jichexiaoqu, Chanchun, Jilin, China. Our telephone number is 949-419-6588.

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

Plan of Operation

Currently, the Company is actively seeking other mining opportunities.

Not accounting for our working capital deficit of $137,320 we require additional funds of approximately $500,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending July 31, 2013.

General and Administrative Expenses

We expect to spend $250,000 during the twelve-month period ending July 31, 2013 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending July 31, 2013.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2013.

Personnel Plan

As at July 31, 2012, our only employees were our directors and officer.

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Results of Operations

Overview

Three Months Ended July 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2012 which are included herein.

Our operating results for the three months ended July 31, 2012, for the three months ended July 31, 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Change Between Three Month Period Ended July 31, 2012 and July 31, 2011
Revenue	Nil	Nil	Nil
Operating Expenses	6,675	-	6,675
Net Income Loss	(6,675)	-	(6,675)

Operating Expenses

Our operating expenses for the three months ended July 31, 2012 and July 31, 2011 are outlined in the table below:

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011
Investor Relations	$0	$0
Rent	0	0
Automobile Expense	0	0
Filing Fees	4,675	0
Professional Fees	2,000	0
Management Fees	0	0
Bank Service Charges	0	0
Office Costs	0	0
Travel Costs	0	0
Meals and Entertainment	0	0

The $6,675 increase in operating expenses for the three months ended July 31, 2012, compared to the same period in fiscal 2011, was mainly due to a decrease in professional fees and filing fees.

Revenues

We have earned $ nil revenues from selling precious metals since our inception and we anticipate earning $80,000 revenues from selling precious metals per month.

Liquidity and Financial Condition

As of July 31, 2012, our total current assets were $143,287 and our total current liabilities were $247,730 and we had a working capital deficit of $137,320. Our financial statements report a net loss of $6,675 for the three months ended July 31, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At July 31, 2012	At July 31, 2011
Net Cash Provided by (used in) Operating Activities	(6,675)	0
Net Cash Provided By (used in ) Investing Activities	0	0
Cash Provided by Financing Activities	0	0
Cash (Decrease) Increase during the Period	0	0

We had cash in the amount of $108,730 as of July 31, 2012 as compared to $108,730 as of July 31, 2011. We had a working capital deficit of $137,320 as of July 31, 2012 compared to working capital deficit of $129,481 as of July 31, 2011.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

In their audit report relating to our financial statements for the period ended April 30, 2012 our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. All of these factors continue to exist and raise doubt about our status as a going concern.

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

As of July 31, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash and cash equivalents in the amount of $108,730 as of July 31, 2012. At July 31, 2012, we had a working capital deficit of $137,320. We incurred a net loss of $6,675 for our quarter ended July 31, 2012. Our planned exploration requires additional funding and we are exploring ways to raise the funds required. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated August 14, 2012, to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of our capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

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

Dated: September 17, 2012

/s/ Meng Hao

Meng Hao

President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)