Form 10-Q/A
period 2012-10-31
RAZOR RESOURCES INC
filed 2012-12-26
CIK 1333614

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 101,305,000 common shares issued and outstanding as of December 26, 2012

Explanatory Note: This amendment to For 10-Q period ended October 31, 2012 for Razor Resources Inc. is filed because the detailed XBRL tagging was inadvertently left out.

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

Dated: December 26, 2012

/s/ Meng Hao

Meng Hao

President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)