Form 10-K
period 2013-04-30
RAZOR RESOURCES INC
filed 2013-08-13
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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

101,305,000 shares of common stock issued & outstanding as of July__, 2013

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

Corporate History

The address of our principal executive office is 8-5-128 Jichexiaoqu, Chanchun, Jilin, China and our telephone number is 949-419-6588.

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
April 30, 2013
January 31, 2013
October 31, 2012
July 31, 2012
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

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2013.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2013.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2013 and April 30, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve month period, we intend to focus our efforts on exploring other mineral opportunities.

Not accounting for our working capital deficit of $231,150 and 85,000 monthly operating budget, we require additional funds of approximately $800,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2013.

General and Administrative Expenses

We expect to spend $15,000 during the twelve-month period ending April 30, 2013 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2013.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2013.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations for the Years Ended April 30, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2013 and 2012.

Our operating results for the years ended April 30, 2013 and 2012 are summarized as follows:

		Year Ended
		April 30
		2013		2012

Revenue	$	Nil	$	Nil

Mining operation costs	$	Nil	$	Nil

Geologist	$	Nil	$	Nil
General administrative expenses		$72,321		$6,410
Other non- operational expenses and loss	$	Nil	$	Nil
Depreciation and amortization	$	Nil	$	Nil
Net Loss		$72,321		$6,410

General Administrative Expenses

Our general administrative expenses for the year ended April 30, 2013 and April 30, 2012 are outlined in the table below:

Year Ended
April 30
		2013		2012

Filing fees		$10,200		$1,025

Consulting fees	$	Nil	$	Nil
Professional fees		$27,564		$5,246
Management fees		$34,557	$	Nil
Facilities costs	$	Nil	$	Nil
Investor relations	$	Nil	$	Nil
Office costs	$	Nil	$	Nil
Travel costs	$	Nil	$	Nil
Registered fees	$	Nil	$	Nil
Mineral property cost	$	Nil	$	Nil
Promotion	$	Nil	$	Nil
Salaries	$	Nil	$	Nil
Taxes	$	Nil	$	Nil
Bank service charges	$	Nil	$	Nil
16

The increase in operating expenses across all categories for the year ended April 30, 2013, compared to the same period in fiscal 2012, was mainly due to an increase in professional, filing and management fees.

Liquidity and Financial Condition

As of April 30, 2013, our total current assets were $0 and our total current liabilities were $155,949 and we had a working capital deficit of $155,949. Our financial statements report a net loss of $72,321 for the year ended April 30, 2013.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At		At
		April 30, 2013		April 30, 2012

Net Cash (Used in) Operating Activities	$	Nil	$	Nil
Net Cash Provided by (Used In) Investing Activities	$	Nil		$1,680
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Cash (decrease) increase during the year	$	Nil	$	Nil

We had cash in the amount of $nil as of April 30, 2013 as compared to $108,730 as of April 30, 2012. We had a working capital deficit of $155,949 as of April 30, 2013 compared to working capital deficit of $124,235 as of April 30, 2012.

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

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At April 30, 2013 and 2012, the Company had $nil and $nil respectively, in accumulated other comprehensive income, from its foreign currency translation.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation , which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 became effective May 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as at April 30, 2013 ( Audited) and April 30, 2012 ( Audited)
Consolidated Statements of Operations for the year ended April 30, 2013 (Audited) and for the year ended April 30, 2012 (Audited).
Consolidated Statements of Changes in Stockholders' Equity for the year ended April 30, 2013 (Audited) and for the year ended April 30, 2012 (Audited)
Consolidated Statements of Cash Flows for the year ended April 30, 2013 (Audited) and for the year ended April 30, 2012 (Audited)
Notes to the Financial Statements.

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 209 *Fort Lee * NJ 07024-7547

P.O. Box 436402 * San Diego * CA 92143-6402

619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Shareholders of

Razor Resources Inc.

We have audited the accompanying balance sheet of Razor Resources Inc. (the “Company”) as of April 30, 2013 and 2012and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Razor Resources Inc. as of April 30, 2013 and 2012 , and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stan J.H. Lee, CPA

_____________________

Stan J.H. Lee, CPA

August 11, 2013

Fort Lee, NJ 07024

RAZOR RESOURCES INC.
( A Nevada Corporation)
Balance Sheets
April 30, 2013 (With Comparative Figures at April 30, 2012)
(Expressed in U.S. Dollars)

	As of	As of
	April 30, 2013	April 30, 2012

ASSETS
Current
Cash	$ -	$ 108,730
Accounts Recievable	-	-
Inventory	-	-
Investment	-	1,680
Deposits	-
	-	110,410

Long-Term
Property, Plant and Equipment	-	32,877

TOTAL ASSETS	$ -	$ 143,287

	LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Indebtedness	$ -	$ -
Accounts payable and accrued	155,949	241,055
Other accounts payable	-	-
Accounts payable to related companies (Note 9)	-	-
Reclamation of mine (Note 7)	-	-
TOTAL CURRENT LIABILITIES	155,949	241,055
Long Term Liability
Due to Subsidiary	429,012	429,012
Loan from Catalyst Capital	119,140	105,000
Loan from Shareholder and Director	441,196	441,196
TOTAL LIABILITIES	$ 1,145,297	$ 1,216,263

Non Controling Interest	-	-
Stockholders' Equity (Deficit)
Common stock
Authorized:
1,050,000,000 common shares at $0.01 par value
75,00,000 preferred shares at $0.01 par value
Issued and fully paid
101,305,000 common shares at par value of $0.01 per share	7,637	7,637
Additional paid in capital	853,652	853,652
Accumulated other comprehensive loss	-	-
Prior period adjustment	(302,567)	(302,567)
Deficit accumulated during the development stage	(1,704,017)	(1,631,697)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,145,296)	(1,072,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 0	$ 143,287

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statements of Operations
(Expressed in U.S. Dollars)

	For the years ended
	April 30,	April 30,
	2013	2012
Revenues
Sales of precious metal	-	-
Other Income	-	-
	-	-

General and Administrative Expenses
Investor Relations and Promotion	$ -	$ -
Rent	-	-
Automobile Expense	-	-
Filing Fees	10,200	1,025
Professional Fees	27,564	5,246
Management Fees	34,557	-
Bank Service Charges	-	-
Office Costs	-	-
Travel Costs	-	-
Meals and Entertainment	-	-
Amortization	-	-
Other Operational Expenses	-	139
Equity Pickup from Investment in Subsidary	-
	72,321	6,410

Loss from Operation	(72,321)	(6,410)

Minority Interest		-
Comprehensive loss
Net loss for the Period	$ (72,321)	$ (6,410)

Net Loss Per Share
Basic and Diluted Loss per Share	(0.009)	(0.009)

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars)

For the years ended
	April 30,	April 30,
	2013	2012
Cash Provided by (Used for)
Operating Activities
Net loss for the period	$ (72,321)	$ (6,410)
Prior period adjustment	-	-
Changes in non-cash working capital items		8,090
Accounts payable and Accrued liabilities	72,321	-
Minority Interest	-	-
Equity Pickup from Investment in Subsidiary	-	-
Amortization	-	-
Net changes in non-cash working capital item:	-	1,680

Inventory	-	-
Accounts receivable	-	-
Deposits and expenses paid in advance	-	-
Accounts payable and accrued liabilities	-	-
Other accounts payable	-	-
Accounts payable to related companies	-	-
Reclamation of mine	-	-
Net cash provided by (used in) operating activities	-	-

Net Changes in non-cash working capitalism

Investing Activities
(Investment) in divesture from Related party	-
Investment in Oil Well #6	-	1,680
Purchase of Equipment	-
	-	1,680

Financing Activities

Share subscription unissued	-	-
(Repayments) Advances to/from Related Party	-	-
Capital stock subscribed	-	-
Loan from Catalyst Capital	-	-
Additional Paid in Capital	-	-
Loan from Director	-	-
Loan from Shareholder	-	-
Cash provided by financing activities	-	-

Cash (decrease) increase during the year	-	-

Cash , Beginning of year	-	108,730

Cash, End of year	$ -	$ 108,730

Supplemental Information

Income Taxes Paid	-	-
Interest Paid	-	-

The accompanying notes are an integral part of these financial statements.

Razor Resources Inc.
(A Nevada Corporation)
Statement of Changes in Stockholders’ Equity (Deficit)

	Number	Capital
	of	at	Additional		Accumulated	Total
	Common	at Par	Paid-in	Accumulated	prior period	Stockholders'
	Shares	Value	Capital	Deficit	adjustment	Equity
Balance, April 2008	77,055,000	$ 5,137	$ 36,163	$ (158,293)	$ -	(116,993)

Shares Cancelled	(12,500,000)
Shares Issued	250,000
Net Loss for the year ended
April 30, 2009				(39,424)		(39,424)

Balance, as at April 30, 2009	64,805,000	5,137	36,163	(197,717)		(156,417)

Shares issued for aquisition of Compania,
Minera Cerros del Sur	35,500,000	35,500	302,568			338,068
Shares subscription issued	1,000,000	1,000	480,921			480,921
Net Loss for the year ended
April 30 ,2010				(487,365)		(487,365)

Balance, as at April 30, 2010	101,305,000	7,637	853,652	(685,083)		176,206

Prior period adjustment					(302,567)	(302,567)
Net Loss for the year ended
April 30 ,2011				(940,204)		(940,204)

Balance, as at April 30, 2011	101,305,000	$ 7,637	$ 853,652	$ (1,625,287)	(302,567)	(1,066,565)

Net Loss for the year ended
April 30 ,2012				$ (6,410)		(6,410)

Balance, as at April 30, 2012	101,305,000	$ 7,637	$ 853,652	$ (1,631,697)	(302,567)	(1,072,975)

Net Loss for the year ended
April 30 ,2013				$ (72,321)		(72,321)

Balance, as at April 30, 2013	101,305,000	$ 7,637	$ 853,652	$ (1,704,018)	(302,567)	(1,145,296)

The accompanying notes are an integral part of the consolidated financial statements.

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
April 30, 2013 ( Audited)
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

 Going Concern

 These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $1,704,018 to April 30, 2013. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

(f) Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At April 30, 2013 and 2012, the Company had $nil and $nil respectively, in accumulated other comprehensive loss, from its foreign currency translation.

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

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of financial instruments at April 30, 2013, such as cash on hand, accounts receivable, accounts payable and accrued liabilities, accounts payable to related companies and other accounts payable does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet because of the short-term maturity of these instruments. The fair value of the loan from director cannot be determined because it is non-interest bearing and the absence of market data.

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

34

35

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

	April 30,		April 30,
	2013		2012
Buildings	$-0-		$0
Mining-machinery and equipment	-0-
Vehicles	-0-
Office equipment and furniture	-0-		$38,242
Concessions	-0-		0
	-0-		0
Less: Accumulated depreciation	-0-		(5,365)
	-0-		0
Land	-0-
Net property,Plant and Equipment	$-0-	$	$ 32,877

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

Balance of loans from related party as of April 30, 2013 was $ 441,196.

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

As of April 30, 2013, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Inherent limitations on effectiveness of controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2013, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended April 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed
Meng Hao	President	35	October 5, 2011
Larry Segal	Director	53	March 4, 2011
Gregory Rotelli	President, Secretary and Director	54	March 4, 2011
Sam Nastat	President and Director	46	November 29, 2010
Kelly Fielder	President, Secretary and Director	42	March 19, 2009
Steve E. Fisher	Director	58	June 2, 2008
Paul Campbell Gladston	Director	47	March 1, 2010
Gerardo A Flores	Vice President of Operations	47	June 16, 2010

Meng Hao - President

 Mr. Hao is 35 years old and in 2004 graduated from the Beijing Jiatong University with a Bachelor's Degree in Management Information and Information Systems. Mr. Hao was employed by Changshu Chang Precious Metals for the last 5 years as an Operations Manager where he was responsible for production and overall exploration.

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

Our Code of Ethics and Business Conduct is being filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Razor Resources Inc., 8-5-128 Jichexiaoqu, Chanchun, Jilin, China.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2013 and 2012; and

•	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Meng Hao President	2013	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Meng Hao (1) President	2012	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Gregory Rotelli (2) President, Secretary and Director	2011	3,000	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	3,000
Sam Nastat(3) President and Director	2010	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Kelly Fielder(4) President and Secretary	2010 2009	120,000 120,000	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	120,000 120,000
Duncan Bain(5) President and Secretary	2010 2009	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1) Mr. Hai was appointed president on October 5, 2011.

(2) Mr Rotelli was appointed president, secretary and director of our company on March 4, 2011

(3) Mr. Nastat was appointed president and director of our company on November 29, 2010

(4)	Mr. Fielder was appointed president and secretary of our company on March 19, 2009.

(5)	Mr. Bain was appointed president and secretary on December 4, 2008 and resigned as a director and officer of our company on March19, 2009.

Stock Options/SAR Grants

During the period from inception (February 15, 2002) to April 30, 2013, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2013 or April 30, 2012 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2013.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to April 30, 2013.

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

The following table sets forth, as of April 30, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2013 and for fiscal year ended April 30, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2013 ($)	2012 ($)
Audit Fees	$3,800?	3,800
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total		3,800

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

Date: August 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Meng Hao	President, Secretary and Director	August 13, 2013
Meng Hao

