Form 10-Q
period 2013-10-31
RAZOR RESOURCES INC
filed 2013-12-23
CIK 1333614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 101,305,000 common shares issued and outstanding as of December 23, 2013

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Oct 31, 2013Q Financial Statements

Balance Sheet
	As at
	Oct 31 2013	April 30 2013
ASSETS
Cash	-	-
Property, Plant and Equipment	-	-
Investment in Subsidiary	-	-
TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	-	-
Accounts payable and accrued	157,216	155,949
TOTAL CURRENT LIABILITIES	157,216	155,949
Long Term Liability
Due to Subsidiary	429,012	429,012
Loan from Catalyst Capital	119,140	119,140
Loan from Shareholder and Director	441,196	441,196
TOTAL LIABILITIES	1,146,564	1,145,297

Stockholders' Deficit
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value
75,000,000 preferred shares at $0.001 par value
Issued and fully paid
101,305,000 common shares at par value of $0.001 per share	7,637	7,637
Additional paid in capital	853,652	853,652
Accumulated other comprehensive loss	-	-
Prior period adjustment	(302,567)	(302,567)
Deficit, accumulated during the exploration stage	(1,705,284)	(1,704,017)
TOTAL STOCKHOLDERS' DEFICIT	(1,146,563)	(1,145,296)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1	0

 See Accompanying Notes to Financial Statements

Income Statement
					February 15,
	Three Months Ended		Six Months Ended		2002 to:
	Oct 31 2013	Oct 31 2012	Oct 31 2013	Oct 31 2012	Oct 31 2013
Revenues
Consulting Income	-	-	-	-	8,000

General and Administration Expenses
Rent	-	-	-	-	-
Investor Relations and Promotion	-	-	-	-	13,960
Automobile Expense	-	-	-	-	4,675
Filing Fees	-	-	-	4,675	12,606
Professional Fees	1,267	7,465	1,267	9,465	419,490
Management Fees	-	-	-	-	22,521
Bank Service Charges	-	-	-	-	2,439
Facilities Costs	-	-	-	-	26,405
Office Costs	-	-	-	-	48,375
Travel Costs	-	-	-	-	98,424
Meals and Entertainment	-	-	-	-	435
Registered Fees	-	-	-	-	250
Mineral Property Cost	-	-	-	-	2,500
Amortization	-	-	-	-	1,248
Equity Pickup from Investment in Subsidiary	-	-	-	-	151,074
	1,267	7,465	1,267	14,140	804,402

Loss on Sale of Assets	-	34,557	-	34,557	34,557

Net Income (Loss) for the Period	(1,267)	(42,022)	(1,267)	(48,697)	(830,959)

Net Income (Loss) Per Share	(0.0000)	(0.0004)	(0.0000)	(0.0005)	(0.0082)
Basic and Diluted Loss per Share	(0.0000)	(0.0004)	(0.0000)	(0.0005)	(0.0082)

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000	101,305,000	101,305,000	101,305,000

 See Accompanying Notes to Financial Statements

Cash Flow Statement
					February 15,
	Three Months Ended		Six Months Ended		2002 to:
	Oct 31 2013	Oct 31 2012	Oct 31 2013	Oct 31 2012	Oct 31 2013
Cash Provided by (Used for) Operating Activities
Net Loss for the period	(1,267)	(42,022)	(1,267)	(48,697)	(830,959)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	1,267	(115,405)	1,267	(108,730)	118,307
Equity Pickup from Investment in Subsidiary	-	-	-	-	151,074
Amortization	-	-	-	-	1,248
	0	(157,427)	0	(157,427)	(560,330)

Investing Activities
Investment in Subsidiary	-	-	-	-	(968,400)
Investment in Oil Well #6	-	-	-	-	(1,680)
Write off of Investment	-	1,680	-	1,680	1,680
Purchase of Equipment	-	-	-	-	(34,126)
Sale of Equipment	-	32,877	-	32,877	32,877
	-	34,557	-	34,557	(969,649)

Financing Activities
(Repayments) Advances to/from Subsidiary	-	-	-	-	429,012
Capital stock subscribed	-	-	-	-	76,800
Loan from Catalyst Capital	-	14,140	-	14,140	14,140
Additional Paid up Capital	-	-	-	-	463,831
Loan from Shareholder	-	-	-	-	441,205
	-	14,140	-	14,140	1,424,988

Cash Flow from Consolidation Reporting					104,990

Cash increase (decrease) during the period	0	(108,730)	0	(108,730)	(104,991)
Cash (Bank indebtedness), Beginning of period	-	108,730	-	108,730	-

Cash (Bank indebtedness), End of period	-	-	-	-	(1)

Cash (Bank indebtedness) on Balance Sheet	-		-		-

 See Accompanying Notes to Financial Statements

RAZOR RESOURCES INC.
(a Nevada Corporation)
Notes to Consolidated Financial Statements
October 31, 2013 (Unaudited)
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

Razor Resources Inc. (the Company) has received notification that the Company is in default of its Amended Stock Exchange Agreement (the Agreement) dated November 26, 2010 between the Company, Compania Minera Cerros Del Sur S.A. (Cerros) and Mayan Gold, Inc. (Mayan). The Company was not successful in its efforts to raise the necessary funds as stipulated in the Agreement and therefore the Company is technically in default with Cerros and Mayan. In the event of a termination of the Agreement, the Company will effectively lose the majority of its ownership of the Clavo Rico mine, which is the only asset of the Company. The Company is currently in discussions with Mayan and Cerros to renegotiate this matter. There can be no assurances the Company will be successful in retaining its ownership of the asset.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $1,705,284 to October 31, 2013. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affecft the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, valuation allowances for receivables and deferred income tax assets and reclamation of mine. Actual results could differ from those estimates.

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

(f) Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At October 31, 2013 and 2012, the Company had $nil and $nil respectively, in accumulated other comprehensive loss, from its foreign currency translation.

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

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of financial instruments at October 31, 2013, such as cash on hand, accounts receivable, accounts payable and accrued liabilities, accounts payable to related companies and other accounts payable does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet because of the short-term maturity of these instruments. The fair value of the loan from director cannot be determined because it is non-interest bearing and the absence of market data.

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

(h) Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash on hand and accounts receivable, which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions and by performing regular credit assessments of its customers and providing allowances for uncollectible accounts receivable based on the credit risk applicable to particular customer.

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

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

	Oct 31,	Oct 31,
	2013	2012
Buildings	$-0-	$0
Mining-machinery and equipment	-0-
Vehicles	-0-
Office equipment and furniture	-0-	0
Concessions	-0-	0
	-0-	0
Less: Accumulated depreciation	-0-	0
	-0-	0
Land	-0-
	$-0-	$0

NOTE 4. CAPITAL STOCK

a) Stock and Option Compensation Plan

On April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at October 31, 2013.

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

Balance of loans from related party as of October 31, 2013 was $ 441,196.

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

Razor Resources Inc. (the Company) has received notification that the Company is in default of its Amended Stock Exchange Agreement (the Agreement) dated November 26, 2010 between the Company, Compania Minera Cerros Del Sur S.A. (Cerros) and Mayan Gold, Inc. (Mayan). The Company was not successful in its efforts to raise the necessary funds as stipulated in the Agreement and therefore the Company is technically in default with Cerros and Mayan. The Company has effectively lost its ownership of the Clavo Rico mine which is the only asset of the Company.

Currently, the Company is actively seeking other mining opportunities.

Plan of Operation

Currently, the Company is actively seeking other mining opportunities.

Not accounting for our working capital deficit of $1,303,780 we require additional funds of approximately $500,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending October 31, 2014.

General and Administrative Expenses

We expect to spend $250,000 during the twelve-month period ending October 31, 2014 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending October 31, 2014.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2014.

Personnel Plan

As at October 31, 2013, our only employees were our directors and officer.

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Results of Operations

Overview

Six Months Ended October 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2013 which are included herein.

Our operating results for the six months ended October 31, 2013, for the six months ended October 31, 2012 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended October 31, 2013	Six Months Ended October 31, 2012	Change Between Six Month Period Ended October 31, 2013 and October 31, 2012
Revenue	Nil	Nil	Nil
Operating Expenses	1,267	14,140	12,873
Net Income Loss	(1,267)	(14,140)	(12,873)

Operating Expenses

Our operating expenses for the three months ended October 31, 2013 and October 31, 2012 are outlined in the table below:

	Six Months Ended October 31, 2013	Six Months Ended October 31, 2012
Investor Relations	$0	$0
Rent	0	0
Automobile Expense	0	0
Filing Fees	0	4,675
Professional Fees	1,267	9,465
Management Fees	0	0
Bank Service Charges	0	0
Office Costs	0	0
Travel Costs	0	0
Meals and Entertainment	0	0

The $12,873 decrease in operating expenses for the six months ended October 31, 2013, compared to the same period in fiscal 2012, was mainly due to a decrease in professional fees and filing fees.

Revenues

We have earned $ nil revenues from selling precious metals since our inception and we anticipate earning $80,000 revenues from selling precious metals per month.

Liquidity and Financial Condition

As of October 31, 2013, our total current assets were $nil and our total current liabilities were $1,146,564 and we had a working capital deficit of $1,303,780. Our financial statements report a net loss of $nil for the six months ended October 31, 2013.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At October 31, 2013	At October 31, 2012
Net Cash Provided by (used in) Operating Activities	(0)	157,427
Net Cash Provided By (used in ) Investing Activities	(0)	34,557
Cash Provided by Financing Activities	0	14,140
Cash (Decrease) Increase during the Period	0	(108,730)

We had cash in the amount of $0 as of October 31, 2013 as compared to $0 as of October 31, 2012. We had a working capital deficit of $1,303,780 as of October 31, 2013 compared to working capital deficit of $1,121,673 as of October 31, 2012.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

In their audit report relating to our financial statements for the period ended April 30, 2013 our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. All of these factors continue to exist and raise doubt about our status as a going concern.

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

As of October 31, 2013, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash and cash equivalents in the amount of $0 as of October 31, 2013. At July 31, 2013, we had a working capital deficit of $1,303,780. We incurred a net loss of $1,267 for our quarter ended October 31, 2013. Our planned exploration requires additional funding and we are exploring ways to raise the funds required. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated August 11, 2013, to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of our capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

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

Dated: December 23, 2013

/s/ Meng Hao

Meng Hao

President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)