Form 10-K/A
period 2013-04-30
RAZOR RESOURCES INC
filed 2014-01-03
CIK 1333614

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

The following discussion should be read in conjunction with our unaudited financial statements and the related notes for the years ended April 30, 2013 and April 30, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Results of Operations for the Years Ended April 30, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the years ended April 30, 2013 and 2012.

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

Going Concern

The unaudited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

The following unaudited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as at April 30, 2013 ( Unaudited) and April 30, 2012 ( Unaudited)
Consolidated Statements of Operations for the year ended April 30, 2013 (Unaudited) and for the year ended April 30, 2012 (Unaudited).
Consolidated Statements of Changes in Stockholders' Equity for the year ended April 30, 2013 (Unaudited) and for the year ended April 30, 2012 (Unaudited)
Consolidated Statements of Cash Flows for the year ended April 30, 2013 (Unaudited) and for the year ended April 30, 2012 (Unaudited)
Notes to the Financial Statements.

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
April 30, 2013 ( Unaudited)
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

We are in the process of changing our auditor.

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

