Form 10-Q
period 2014-03-10
RAZOR RESOURCES INC
filed 2014-03-10
CIK 1333614

10-Q 1 razor10qjan31.htm

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 101,305,000 common shares issued and outstanding as of March 10, 2014

PART I - FINANCIAL INFORMATION

Razor Resources Inc.
(A Development Stage Company)
Balance Sheet
	As at
	Jan 31 2014	April 30 2013
ASSETS
Cash	-	-
Property, Plant and Equipment	-	-
Investment in Subsidiary	-	-
TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	-	-
Accounts payable and accrued	157,216	155,949
TOTAL CURRENT LIABILITIES	157,216	155,949
Long Term Liability
Due to Subsidiary	429,012	429,012
Loan from Catalyst Capital	119,140	119,140
Loan from Shareholder and Director	441,196	441,196
TOTAL LIABILITIES	1,146,564	1,145,297

Stockholders' Deficit
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value
75,000,000 preferred shares at $0.001 par value
Issued and fully paid
101,305,000 common shares at par value of $0.001 per share	7,637	7,637
Additional paid in capital	853,652	853,652
Accumulated other comprehensive loss	-	-
Prior period adjustment	(302,567)	(302,567)
Deficit, accumulated during the exploration stage	(1,705,284)	(1,704,018)
TOTAL STOCKHOLDERS' Deficit	(1,146,563)	(1,145,297)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	-
See Accompanying Notes to Financial Statements Razor Resources Inc.
(A Development Stage Company)
Statement of Operations
					February 15,
Three Months Ended			Nine Months Ended		2002 to:
	Jan 31 2014	Jan 31 2013	Jan 31 2014	Jan 31 2013	Jan 31 2014
Revenues
Consulting Income	-	-	-	-	8,000

General and Administration Expenses
Rent	-	-	-	-	-
Investor Relations and Promotion	-	-	-	-	13,960
Automobile Expense	-	-	-	-	4,675
Filing Fees	-	-	-	4,675	12,606
Professional Fees	-	5,000	1,267	14,465	419,490
Management Fees	-	-	-	-	22,521
Bank Service Charges	-	-	-	-	2,439
Facilities Costs	-	-	-	-	26,405
Office Costs	-	-	-	-	48,375
Travel Costs	-	-	-	-	98,424
Meals and Entertainment	-	-	-	-	435
Registered Fees	-	-	-	-	250
Mineral Property Cost	-	-	-	-	2,500
Amortization	-	-	-	-	1,248
Equity Pickup from Investment in Subsidiary	-	-	-	-	151,074
	-	5,000	1,267	19,140	804,402

Loss on Sale of Assets	-	-	-	34,557	34,557

Net Income (Loss) from Consolidation Reporting					838,959

Net Income (Loss) for the Period	-	(5,000)	(1,267)	(53,697)	(1,705,284)

Net Income (Loss) Per Share	(0.0000)	(0.0000)	(0.0000)	(0.0005)	(0.0168)
Basic and Diluted Loss per Share	(0.0000)	(0.0000)	(0.0000)	(0.0005)	(0.0168)

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000	101,305,000	101,305,000	101,305,000

See Accompanying Notes to Financial Statements

Razor Resources Inc.
(A Development Stage Company)
Statement of Cash Flow
					February 15,
	Three Months Ended		Nine Months Ended		2002 to:
	Jan 31 2014	Jan 31 2013	Jan 31 2014	Jan 31 2013	Jan 31 2014
Cash Provided by (Used for) Operating Activities
Net Loss for the period	-	(5,000)	(1,267)	(53,697)	(1,705,284)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	-	5,000	1,267	(103,730)	118,307
Equity Pickup from Investment in Subsidiary	-	-	-	-	151,074
Amortization	-	-	-	-	1,248
	-	-	-	(157,427)	(1,434,655)

Investing Activities
Investment in Subsidiary	-	-	-	-	(968,400)
Investment in Oil Well #6	-	-	-	-	(1,680)
Write off of Investment	-	-	-	1,680	1,680
Purchase of Equipment	-	-	-	-	(34,126)
Sale of Equipment	-	-	-	32,877	32,877
	-	-	-	34,557	(969,649)

Financing Activities
(Repayments) Advances to/from Subsidiary	-	-	-	-	429,012
Capital stock subscribed	-	-	-	-	76,800
Loan from Catalyst Capital	-	-	-	14,140	14,140
Additional Paid up Capital	-	-	-	-	463,831
Loan from Shareholder	-	-	-	-	441,205
	-	-	-	14,140	1,424,988

Cash Flow from Consolidation Reporting					(979,316)

Cash increase (decrease) during the period	-	-	-	(108,730)	(979,316)
Cash (Bank indebtedness), Beginning of period	-	-	-	108,730	-

Cash (Bank indebtedness), End of period	-	-	-	-	-

Cash (Bank indebtedness) on Balance Sheet	-		-		-

Supplementary Information
Income Taxes Paid	-	-	-	-	-
Interest Paid	-	-	-	-	-

See Accompanying Notes to Financial Statements

Accompanying Notes to Financial Statements

RAZOR RESOURCES INC.

(a Nevada Corporation)

Notes to Consolidated Financial Statements

January 31, 2014 (Unaudited)

(Expressed in U.S. Dollars)

Note 1. BUSINESS OPERATIONS

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $1,705,284 to January 31, 2014. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of financial instruments at January 31, 2014, such as cash on hand, accounts receivable, accounts payable and accrued liabilities, accounts payable to related companies and other accounts payable does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet because of the short-term maturity of these instruments. The fair value of the loan from director cannot be determined because it is non-interest bearing and the absence of market data.

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

Note 3. CAPITAL STOCK

a) Stock and Option Compensation Plan

On April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at January 31, 2014.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis provides information which management of Razor Resources Inc.(the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution About Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2014. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company experienced general and administration expenses of nil and $5,000 for the three months ended January 3, 2014 and 2013, respectively. The decrease in general and administration expenses for this period are attributed to a decrease in professional, consultation and filings fees.

For the three month period ended January 31, 2014, the company experienced a net loss of nil compared to a loss of $5,000 for the three months ended January 31, 2013.

Liquidity and Capital Resources

During the three month period ended January 31, 2014, the Company had no working capital needs. As of January 31, 2014, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of January 31, 2014, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

Dated: March 10, 2014

/s/ Meng Hao

Meng Hao

President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)