Form 10-Q
period 2014-07-31
RAZOR RESOURCES INC
filed 2014-09-11
CIK 1333614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-51973

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

[X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.045 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] YES [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer (Do not check if a smaller reporting company) [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

[ ] YES [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

101,305,000 common shares issued and outstanding as of September 10, 2014.

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.
( A Nevada Corporation)
Balance Sheets
July 31, 2014 (With Comparative Figures at April 30, 2014)
(Expressed in U.S. Dollars) (Unaudited)
	July 31, 2014	April 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Indebtedness	$ -	$ -
Accounts payable and accrued	156,049	156,049
Other accounts payable	-	-
TOTAL CURRENT LIABILITIES	156,049	156,049
Long Term Liability
Due to Subsidiary	429,012	429,012
Loan from Catalyst Capital	119,140	119,140
Loan from Shareholder and Director	442,463	442,463
TOTAL Long Term Liability	990,614	990,614

TOTAL LIABILITIES	$ 1,146,663	$ 1,146,663

Non Controling Interest	-	-
Stockholders' Equity (Deficit)
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value
75,000,000 preferred shares at $0.001 par value
Issued and fully paid
101,305,000 common shares at par value of $0.001 per share	7,637	7,637
Additional paid in capital	853,652	853,652
Accumulated other comprehensive loss	-	-
Prior period adjustment	(302,567)	(302,567)
Deficit accumulated during the development stage	(1,705,384)	(1,705,384)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,146,663)	(1,146,663)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)

	For the Three Months Ended	For the Three Months Ended	February 15, 2002 to
	July 31	July 31	July 31
	2014	2013	2014
Revenues
Consulting Income	-	-	8,000
Other Income	-	-	-
General and Administrative Expenses
Investor Relations and Promotion	$ -	$ -	$ 13,960
Automobile Expense	-	-	4,675
Filing Fees	-	-	12,606
Professional Fees	-	-	424,064
Management Fees	-	-	57,078
Bank Service Charges	-	-	2,439
Facilities Cost			26,405
Office Costs	-	-	48,375
Travel Costs	-	-	98,424
Meals and Entertainment	-	-	435
Registered Fees			250
Mineral Property Cost			2,500
Amortization	-	-	1,248
Equity Pickup from Investment in Subsidary	-	-	151,074
	$ -	$ -	843,533

Loss from Operation	-	-	(835,533)

Other income (loss)
Loss from disposal of investment in equity	$ -	$ -	$ 34,557

Net loss from Consolidation Reporting			(870,090)

Net loss for the Period	-	-	(1,705,384)

Net Loss Per Share
Basic and Diluted Loss per Share	-	-	(0.0168)

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)

	For the Three Months Ended	For the Three Months Ended	February 15, 2002 to
	July 31	July 31	July 31
	2014	2013	2014
Cash Provided by (Used for)
Operating Activities
Net loss for the period	$ -	$ -	$ (1,705,384)
Prior period adjustment	-
Changes in non-cash working capital items
Accounts payable and Accrued liabilities	-	-	156,049
Minority Interest	-
Equity Pickup from Investment in Subsidiary	-		151,074
Amortization	-		1,248
Net cash provided by (used in) operating activities	-	-	(1,397,013)

Net Changes in non-cash working capitalism

Investing Activities
(Investment) in divesture from Subsidiary	-		(968,400)
Investment in Oil Well #6	-		(1,680)
Write off of Investment			1,680
Purchase of Equipment			(34,126)
Sale of Equipment	-		32,877
	-	-	(969,649)

Financing Activities

Share subscription unissued	-		-
(Repayments) Advances to/from Subsidiary	-		429,012
Capital stock subscribed	-		76,800
Loan from Catalyst Capital		-	119,140
Additional Paid in Capital	-		463,831
Loan from Shareholder / Director	-		442,463
Cash provided by financing activities	-	-	1,531,246

Cash Flow From Consolidation Reporting			(835,417)

Cash (decrease) increase during the year	-	-	(835,417)

Cash , Beginning of year	-

Cash, End of year	$ -	$ -	$ -

Supplemental Information

Income Taxes Paid	-	-	-
Interest Paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Accompanying Notes to Financial Statements

RAZOR RESOURCES INC.

(a Nevada Corporation)

Notes to Consolidated Financial Statements

July 31, 2014 (Unaudited)

(Expressed in U.S. Dollars)

Note 1. BUSINESS OPERATIONS

Razor Resources Inc. (the “Company”) was incorporated on February 23, 2001 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002 and the fiscal year end of the Company is April 30.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $1,705,384 to July 31, 2014. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements for Razor Resources Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

(f) Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At July 31, 2014 and 2013, the Company had $nil and $nil respectively, in accumulated other comprehensive loss, from its foreign currency translation.

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

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of financial instruments at July 31, 2014, such as cash on hand, accounts receivable, accounts payable and accrued liabilities, accounts payable to related companies and other accounts payable does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet because of the short-term maturity of these instruments. The fair value of the loan from director cannot be determined because it is non-interest bearing and the absence of market data.

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

(i) Income Tax

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

Note 3. CAPITAL STOCK

a) Stock and Option Compensation Plan

On April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at July 31, 2014.

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

Balance of loans from related party as of July 31, 2014 was $ 442,463.

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

Caution About Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2014. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Currently, the Company is actively seeking other mining opportunities. The Company is currently evaluating properties in various regions of China.

Results of Operations

The Company experienced general and administration expenses of $nil and $nil for the three months ended July 31, 2014 and 2013, respectively. The decrease in general and administration expenses for this period are attributed to a decrease in professional, consultation and filings fees.

The company experienced a net loss of $nil and $nil for the three month period ended July 31, 2014 and 2013 respectively.

Liquidity and Capital Resources

During the three month period ended July 31, 2014, the Company had no working capital needs. As of July 31, 2014, the Company has cash on hand in the amount of $nil. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of July 31, 2014, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAZOR RESOURCES INC. (Registrant)

Dated: September 10, 2014

/s/ Meng Hao

Meng Hao

President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)