Form 10-Q
period 2015-01-31
RAZOR RESOURCES INC
filed 2015-03-18
CIK 1333614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

101,305,000 common shares issued and outstanding as of March 17, 2015.

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.
( A Nevada Corporation)
Balance Sheets
January 31, 2015 (With Comparative Figures at April 30, 2014)
(Expressed in U.S. Dollars) (Unaudited)
	January 31, 2015	April 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Indebtedness	$ -	$ -
Accounts payable and accrued	160,332	156,049
Other accounts payable	-	-
TOTAL CURRENT LIABILITIES	160,332	156,049
Long Term Liability
Due to Subsidiary	429,012	429,012
Loan from Catalyst Capital	119,140	119,140
Loan from Shareholder and Director	442,463	442,463
TOTAL Long Term Liability	990,614	990,614

TOTAL LIABILITIES	$ 1,150,946	$ 1,146,663

Non Controling Interest	-	-
Stockholders' Equity (Deficit)
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value
75,000,000 preferred shares at $0.001 par value
Issued and fully paid
101,305,000 common shares at par value of $0.001 per share	7,637	7,637
Additional paid in capital	853,652	853,652
Accumulated other comprehensive loss	-	-
Prior period adjustment	(302,567)	(302,567)
Deficit accumulated during the development stage	(1,709,667)	(1,705,384)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,150,946)	(1,146,663)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	February 15, 2002 to
	January 31	January 31	January 31	January 31	January 31
	2015	2014	2015	2014	2015
Revenues
Consulting Income	-	-	-	-	8,000
Other Income	-	-	-	-	-
General and Administrative Expenses
Investor Relations and Promotion	-	-	-	-	$ 13,960
Automobile Expense	-	-	-	-	4,675
Filing Fees	-	-	-	-	12,606
Professional Fees	2,883		4,283	1,267	428,347
Management Fees	-	-	-	-	57,078
Bank Service Charges	-	-	-	-	2,439
Facilities Cost					26,405
Office Costs	-	-	-	-	48,375
Travel Costs	-	-	-	-	98,424
Meals and Entertainment	-	-	-	-	435
Registered Fees					250
Mineral Property Cost					2,500
Amortization	-	-	-	-	1,248
Equity Pickup from Investment in Subsidary	-	-	-	-	151,074
	$ 2,883	$ -	$ 4,283	$ 1,267	847,816

Loss from Operation	(2,883)	-	(4,283)	(1,267)	(839,816)

Other income (loss)
Loss from disposal of investment in equity	-	-	-	-	(34,557)

Minority Interest					(835,293)

Net loss for the Period	(2,883)	-	(4,283)	(1,267)	(1,709,667)

Net Loss Per Share
Basic and Diluted Loss per Share	-	-	-	(0.0000)	(0.0169)

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000	101,305,000	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	February 15, 2002 to
	January 31	January 31	January 31
	2015	2014	2015
Cash Provided by (Used for)
Operating Activities
Net loss for the period	$ (4,283)	$ (1,267)	$ (1,709,667)
Prior period adjustment	-
Changes in non-cash working capital items
Accounts payable and Accrued liabilities	4,283	1,267	160,332
Minority Interest	-
Equity Pickup from Investment in Subsidiary	-		151,074
Amortization	-		1,248
Net cash provided by (used in) operating activities	-	-	(1,397,013)

Net Changes in non-cash working capitalism

Investing Activities
(Investment) in divesture from Subsidiary	-		(968,400)
Investment in Oil Well #6	-		(1,680)
Write off of Investment			1,680
Purchase of Equipment			(34,126)
Sale of Equipment	-		32,877
	-	-	(969,649)

Financing Activities

Share subscription unissued	-		-
(Repayments) Advances to/from Subsidiary	-		429,012
Capital stock subscribed	-		76,800
Loan from Catalyst Capital		-	119,140
Additional Paid in Capital	-		463,831
Loan from Shareholder / Director	-		442,463
Cash provided by financing activities	-	-	1,531,246

Cash Flow From Consolidation Reporting			(835,417)

Cash (decrease) increase during the year	-	-	(835,417)

Cash , Beginning of year	-

Cash, End of year	$ -	$ -	$ -

Supplemental Information

Income Taxes Paid	-	-	-
Interest Paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Accompanying Notes to Financial Statements

RAZOR RESOURCES INC.

(a Nevada Corporation)

Notes to Consolidated Financial Statements

January 31, 2015

(Unaudited)

(Expressed in U.S. Dollars)

Note 1. BUSINESS OPERATIONS

Razor Resources Inc. (the “Company”) was incorporated on February 23, 2001 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002 and the fiscal year end of the Company is April 30.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $1,709,667 since inception to January 31, 2015. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

(f) Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At January 31, 2015 and 2014, the Company had $nil and $nil respectively, in accumulated other comprehensive loss, from its foreign currency translation.

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

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of financial instruments at January 31, 2015, such as cash on hand, accounts receivable, accounts payable and accrued liabilities, accounts payable to related companies and other accounts payable does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet because of the short-term maturity of these instruments. The fair value of the loan from director cannot be determined because it is non-interest bearing and the absence of market data.

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

Note 3. CAPITAL STOCK

a) Stock and Option Compensation Plan

On April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at January 31, 2015.

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

Balance of loans from related party as of January 31, 2015 was $ 561,603.

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

Caution About Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2015. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company experienced general and administration expenses of $4,283 and $1,267 for the nine months ended January 31, 2015 and 2014, respectively. The increase in general and administration expenses for this period are attributed to an increase in professional fees and interest expense.

The company experienced a net loss of $4,283 and $1,267 for the nine month period ended January 31, 2015 and 2014 respectively.

Liquidity and Capital Resources

During the nine month period ended January 31, 2015, the Company had no working capital needs. As of January 31, 2015, the Company has cash on hand in the amount of $nil. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of January 31, 2015, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: March 17, 2015

/s/ Meng Hao

Meng Hao

President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)