Form 10-K
period 2015-04-30
RAZOR RESOURCES INC
filed 2015-08-07
CIK 1333614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2015 was $749,700 based on the bid/ask price for the Common Stock on April 30, 2015 of $0.01. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

101,305,000 shares of common stock issued & outstanding as of April 30, 2015

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosure
Item 5.	Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountants Fees and Services
Item 15.	Exhibits, Financial Statement Schedules

 CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Included in this annual report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information. Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"" the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

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

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the risks  described below, or elsewhere in this report on Form 10-K, or our Company’s other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline. You should carefully review the risk factors together with all other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. As a “smaller reporting company”, we are not required to provide the information required by this Item but are, providing certain risk factors, including but not limited to the risk factors listed below, as follows:

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

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

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

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

Rule 144 sales in the future may have a depressive effect on our stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the company is a current reporting company under the 1934 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We do not intend to pay dividends

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

If we are unable to continue as a going concern, investors may face a complete loss of their investment.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Special Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and good faith beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this filing, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Item 1B.	Unresolved Staff Comments

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

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

Item 4.	MINE SAFETY DISLCOSURES Not applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Electronic Bulletin Board maintained by OTCMarkets.com under the symbol “RZOR.PK”. It has been traded in the over-the-counter market on a limited basis. The following sets forth high and low bid price quotations for each calendar quarter during the last fiscal years that trading occurred or quotations were available,

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2015	$.0045	$.004
January 31, 2015	$.0055	$.005
October 31, 2014	$.007	$.0045
July 31, 2014	$.005	$.005
April 30, 2014	$.01	$.01
January 31, 2014	$.01	$.01
October 31, 2013	$.0052	$.0052
July 31, 2013	$.005	$.005

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

The closing bid price for our shares of common stock on July 27, 2015 was $0.0045.

Our common stock is considered a low priced security under the “Penny Stock” rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a low priced stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

(B) HOLDERS

On August 12, 2014, the list of stockholders for our shares of common stock showed 1,304  registered stockholders and 101,305,000 shares of common stock outstanding.

Our common shares are issued in registered form. Signature Stock Transfer, 2301 Ohio Drive, Suite 100, Plano, TX, 75093 (Telephone: 972.612.4120; Facsimile: 972.612.4122) is the registrar and transfer agent for our common shares

(C) DIVIDENDS

 We have not previously paid any cash dividends on common stock and do not anticipate or contemplate paying dividends on common stock in the foreseeable future. Our present intention is to utilize all available funds to develop and expand our business. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law and those restrictions imposed under contractual obligation. Under Nevada corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences.

 Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2015.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2015.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2015 and April 30, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

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

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2015.

General and Administrative Expenses

We spend $10,683 during the twelve-month period ending April 30, 2015 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2015.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2015.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations for the Years Ended April 30, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2015 and 2014.

Our operating results for the years ended April 30, 2014 and 2013 are summarized as follows:

		Year Ended
		April 30
		2015		2014

Revenue	$	Nil	$	Nil

Mining operation costs	$	Nil	$	Nil

Geologist	$	Nil	$	Nil
General administrative expenses		$10,683		$1,367
Other non- operational expenses and loss	$	Nil	$	Nil
Depreciation and amortization	$	Nil	$	Nil
Net Loss		$10,683		$1,367

General Administrative Expenses

Our general administrative expenses for the year ended April 30, 2015 and April 30, 2014 are outlined in the table below:

Year Ended
April 30
		2015		2014

Filing fees		$-		$-

Consulting fees	$	Nil	$	Nil
Professional fees		$10,683		$1,367
Management fees	$	Nil	$	Nil
Facilities costs	$	Nil	$	Nil
Investor relations	$	Nil	$	Nil
Office costs	$	Nil	$	Nil
Travel costs	$	Nil	$	Nil
Registered fees	$	Nil	$	Nil
Mineral property cost	$	Nil	$	Nil
Promotion	$	Nil	$	Nil
Salaries	$	Nil	$	Nil
Taxes	$	Nil	$	Nil
Bank service charges	$	Nil	$	Nil
16

The increase in operating expenses across all categories for the year ended April 30, 2015, compared to the same period in fiscal 2013, was mainly due to an increase in professional, filing and management fees.

Liquidity and Financial Condition

As of April 30, 2015, our total current assets were $0 and our total current liabilities were $157,950 and we had a working capital deficit of $157,950. Our financial statements report a net loss of $ 10,683 for the year ended April 30, 2015.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At		At
		April 30, 2015		April 30, 2014

Net Cash (Used in) Operating Activities		$8,782		$1,267
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$8,782		$1,267
Cash (decrease) increase during the year	$	Nil	$	Nil

We had cash in the amount of $nil as of April 30, 2015 as compared to $nil as of April 30, 2014. We had a working capital deficit of $157,950 as of April 30, 2015 compared to working capital deficit of$156,049 as of April 30, 2014.

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

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At April 30, 2015 and 2014, the Company had $nil and $nil respectively, in accumulated other comprehensive income, from its foreign currency translation.

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as at April 30, 2015 ( Unaudited) and April 30, 2014 ( Audited)
Consolidated Statements of Operations for the year ended April 30, 2015 (Audited) and for the year ended April 30, 2014 (Audited).
Consolidated Statements of Changes in Stockholders' Equity for the year ended April 30, 2015 (Unaudited) and for the year ended April 30, 2014 (Audited)
Consolidated Statements of Cash Flows for the year ended April 30, 2015 (Unaudited) and for the year ended April 30, 2014 (Audited)
Notes to the Financial Statements.

RAZOR RESOURCES INC.
Balance Sheets
April 30, 2015 (With Comparative Figures at April 30, 2014)
(Expressed in U.S. Dollars)
(Unaudited)
	April 30, 2015	April 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued	157,950	156,049
TOTAL CURRENT LIABILITIES	157,950	156,049
Long Term Liability
Due to Subsidiary	429,012	429,012
Loan from Catalyst Capital	127,922	119,140
Loan from Shareholder and Director	442,463	442,463
TOTAL LIABILITIES	$ 1,157,347	$ 1,146,663

Non Controlling Interest	-	-
Stockholders' Equity (Deficit)
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value
75,000,000 preferred shares at $0.001 par value
Issued and fully paid
101,305,000 common shares at par value of $0.001 per share	7,637	7,637
Additional paid in capital	853,652	853,652
Accumulated other comprehensive loss	-	-
Prior period adjustment	(302,567)	(302,567)
Deficit accumulated during the development stage	(1,716,069)	(1,705,384)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,157,347)	(1,146,663)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three months ended		For the Year ended
	April 30	April 30	April 30	April 30
	2015	2014	2015	2014
Revenues
Consulting Income		-	-	-
Other Income	-	-	-	-
General and Administrative Expenses
Investor Relations and Promotion	$ -	$ -	$ -	$ -
Automobile Expense	-	-	-	-
Filing Fees	-	-	-	-
Professional Fees	6,400	100	10,683	1,367
Management Fees	-	-	-	-
Bank Service Charges	-	-	-	-
Facilities Cost
Office Costs	-	-	-	-
Travel Costs	-	-	-	-
Meals and Entertainment	-	-	-	-
Registered Fees
Mineral Property Cost
Amortization	-	-	-	-
Equity Pickup from Investment in Subsidiary	-	-	-	-
	$ 6,400	$ 100	10,683	1,367

Loss from Operation	(6,400)	(100)	(10,683)	(1,367)

Other income (loss)
Loss from disposal of investment in equity	$ -	$ -	$ -	$ -

Net loss from Consolidation Reporting

Net loss for the Period	(6,400)	(100)	(10,683)	(1,367)

Net Loss Per Share
Basic and Diluted Loss per Share	-	(0.0000)	(0.0001)	(0.0000)

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the three months ended		For the Year ended
	April 30	April 30	April 30	April 30
	2015	2014	2015	2014
Cash Provided by (Used for)
Operating Activities
Net loss for the period	$ (6,400)	$ (100)	$ (10,683)	$ (1,367)
Prior period adjustment	-	$ -	-	-
Changes in non-cash working capital items
Accounts payable and Accrued liabilities	(2,382)	(1,167)	1,901	100
Minority Interest	-	-	-	-
Equity Pickup from Investment in Subsidiary	-	-	-	-
Amortization	-	-	-	-
Net cash provided by (used in) operating activities	(8,782)	(1,267)	(8,782)	(1,267)

Net Changes in non-cash working capitalism

Investing Activities
(Investment) in divesture from Subsidiary	-	-	-	-
Investment in Oil Well #6	-	-
Write off of Investment
Purchase of Equipment
Sale of Equipment	-	-
	-	-	-	-

Financing Activities

Share subscription unissued	-	-	-	-
(Repayments) Advances to/from Subsidiary	-	-	-	-
Capital stock subscribed	-	-	-	-
Loan from Catalyst Capital	8,782		8,782	-
Additional Paid in Capital	-	-	-	-
Loan from Shareholder / Director	-	1,267	-	1,267
Cash provided by financing activities	8,782	1,267	8,782	1,267

Cash Flow From Consolidation Reporting

Cash (decrease) increase during the year	-	-	-	-

Cash , Beginning of year	-	-	-	-

Cash, End of year	$ -	$ -	$ -	$ -

Supplemental Information

Income Taxes Paid	-	-	-	-
Interest Paid	-	-	-	-

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
Statement of Changes in Stockholders' Equity (Deficit)
(Expressed in U.S. Dollars) (Unaudited)

	Number of	Capital at	Additional	Deficit Accumulated During the	Accumulated Prior	Total Stockholder's
	Common Shares	Par Value	Paid In Capital	Development Stage	Period Adjustment	Equity (Deficit)

Balances - April 2008	77,055,000	5,137	36,163	-158,293		-116,993

Shares Cancelled	-12,500,000
Shares Issued	250,000
For the year ended April 30, 2009	-	-	-	-39,424		-39,424

Balance as April 30, 2009	64,805,000	$ 5,137	$ 36,163	$ (197,717)		$ (156,417)

Share Issued for Acquisition of Compania Minera Cerros Del Sur	35,500,000	35,500	302,568	-		302,568
Share Subscription Issued	1,000,000	1,000	480,921			480,921
Net Loss for the year ended April 30, 2010		-	-	-487,365		-487,365

Balance as April 30, 2010	101,305,000	$ 7,637	$ 853,652	$ (685,083)		$ 176,206

Prior Period Adjustment					-302,567	-302,567

Net Loss for the year ended April 30, 2011	-	-	-	-940,204		-940,204

Balance as April 30, 2011	101,305,000	$ 7,637	$ 853,652	$ (1,625,287)	$ (302,567)	$ (1,066,565)

Net Loss for the year ended April 30, 2012	-	-	-	$ (6,410)		$ (6,410)

Balance as April 30, 2012	101,305,000	$ 7,637	$ 853,652	$ (1,631,697)	$ (302,567)	$ (1,072,975)

Net Loss for the year ended April 30, 2013	-	-	-	$ (72,321)		$ (72,321)

Balance as April 30, 2013	101,305,000	$ 7,637	$ 853,652	$ (1,704,018)	$ (302,567)	$ (1,145,296)

Net Loss for the year ended April 30, 2014	-	-	-	$ (1,367)		$ (1,367)

Balance as April 30, 2014	101,305,000	$ 7,637	$ 853,652	$ (1,705,385)	$ (302,567)	$ (1,146,663)

Net Loss for the year ended April 30, 2015	-	-	-	$ (10,683)		$ (10,683)

Balance as April 30, 2015	101,305,000	$ 7,637	$ 853,652	$ (1,716,068)	$ (302,567)	$ (1,157,346)

The accompanying notes are an integral part of the consolidated financial statements.

Razor Resources Inc.

Notes to the Financial Statements

April 30, 2015

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $ 1,716,068 to April 30, 2015. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of financial instruments at April 30, 2015 such as cash on hand, accounts receivable, accounts payable and accrued liabilities, accounts payable to related companies and other accounts payable does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet because of the short-term maturity of these instruments. The fair value of the loan from director cannot be determined because it is non-interest bearing and the absence of market data.

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

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

	April 30,	April 30,
	2015	2014
Buildings	$-0-	$0
Mining-machinery and equipment	-0-	0
Vehicles	-0-	0
Office equipment and furniture	-0-	0
Concessions	-0-	0
	-0-	0
Less: Accumulated depreciation	-0-	0
	-0-	0
Land	-0-
Net property, Plant and Equipment	$-0-	$0

35

NOTE 4. CAPITAL STOCK

a) Stock and Option Compensation Plan

On April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at April 30, 2015.

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

Balance of loans from related party as of April 30, 2015 was $ 442,463.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”), of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of April 30, 2015. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

Management's Report on Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) as of April 30, 2015. Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of April 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level :

1. We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ending December 31, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. Our board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of our external financial reporting and internal control over financial reporting.

3. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding an independent director or member with financial expertise or hiring a full-time CFO with SEC reporting experience in the future when working capital permits and by working with our independent registered public accounting firm to refine our internal procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Zongfeng Dai	36	Director, Chief Executive Officer, Chief Financial Officer

Zongfeng Dai

Zongfeng Dai is our sole director, Chief Executive Officer and Chief financial Officer since July 16, 2015. Since 2012, Mr. Dai has been and continues to be the Chairman Secretary, Senior Vice President of Qingdao Radio Youhan Internet Technology Ltd., an Internet TV products company which he founded. From 2008 through 2012, Mr. Dai was, Chairman Secretary, Marketing Director for Qingdao Pinwei Co. Ltd. Mr. Dai is also the founder and current Chief Executive Officer for New Life TV Project.

Family Relationships

There are currently no family relationships between any of the members of our board of directors or our executive officers.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Involvement in Certain Legal Proceedings

None of the following events have occurred during the past ten years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or

c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or

b.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2015, the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were not complied with.

Code of Ethics

We have adopted a Code of Ethics that apples to, among other persons, our company’s principal executive officers and senior financial executives, as well as persons performing similar functions.

Our Code of Ethics and Business Conduct was filed with the Securities and Exchange Commission as Exhibit 14.1 to the annual report on Form 10-KSB on October 10, 2007. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Razor Resources Inc., 8-5-128 Jichexiaoqu, Chanchun, Jilin, China.

:

Item 11.	Executive Compensation

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of Razor Resources Inc. during the year ended April 30, 2015 and April 30, 2014, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2015. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the year ended April 30, 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Meng Hao,	2015	0	0	0	0	0	0	0	0
CEO	2014	0	0	0	0	0	0	0	0

Meng Hao resigned on July 16, 2105. Zongfeng Dai was appointed on July 16, 2015, and has no salary to date.

Employment Agreements

None.

Outstanding Stock Awards at Year End

None.

Options Exercises and Stocks Vested

None.

Grants of Plan-Based Awards

None.

Non-Qualified Deferred Compensation

None.

Golden Parachute Compensation

None.

Compensation of Directors

Directors do not receive fixed fees and other compensation for their services as Directors. The Board of Directors has the authority to fix the compensation of Directors. No amounts have been paid to, or accrued to, Directors in such capacity.

Indemnification of Officers and Directors

As permitted by Nevada Revised Statutes, our Articles of Incorporation provide that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of July 28, 2015 regarding the beneficial ownership of our common stock, based on 106,305,000 shares of common stock issued to (i) each executive officer and director; (ii) all of our executive officers and directors as a group; and (iii) each person or entity who, to our knowledge, owns more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address, if not otherwise stated, is c/o Razor Resources, Inc., 8-5-128 Jichexiaoqu, Chanchun, Jilin, China.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)
5% Owners

Bing Wong	32,500,000		30.57%
Xianying Du	6,000,000		5.6%
All Growth Ltd.(1)	5,190,000		5.12%

Officers and Directors Zongfeng Dai	0	0%
All executive officers and directors as a group (one person)	0	0%

(1)     Albert Tam is the control person for All Growth Ltd.

 DESCRIPTION OF SECURITIES

The following is a summary of the rights of our common stock and related provisions of our Articles of Incorporation and By-laws, as they will be in effect upon the closing of our proposed offering. For more detailed information, please see our Articles of Incorporation or By-laws in our filings with the Securities and Exchange Commission.

The following statements relating to the capital stock set forth the material terms of our securities; however, reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Articles of Incorporation and the By-laws, copies of which are filed as exhibits to prior filings.

Common Stock

The holders of our Common Stock are entitled to one vote per share on all matters to be voted on by our stockholders, including the election of directors. Our stockholders are not entitled to cumulative voting rights, and, accordingly, the holders of a majority of the shares voting for the election of directors can elect the entire board of directors if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person to our board of directors.

The holders of the Company’s Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors, in its discretion, from funds legally available there for and subject to prior dividend rights of holders of any shares of our Preferred Stock which may be outstanding. Upon the Company’s liquidation, dissolution or winding up, subject to prior liquidation rights of the holders of our Preferred Stock, if any, the holders of our Common Stock are entitled to receive on a pro rata basis our remaining assets available for distribution. Holders of the Company’s Common Stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All outstanding shares of the Company’s Common Stock are, and all shares being offered by this prospectus will be, fully paid and not liable to further calls or assessment by the Company.

Preferred Stock

The Company is authorized to issue 75,000,000 shares of preferred stock, par value $0.001, none of which are issued and outstanding. The designations, rights, and preferences of such preferred stock are to be determined by the Board of Directors.

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

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

o	Any of our directors or officers, except as described below;

o	Any person proposed as a nominee for election as a director;

o	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

o	Any of our promoters;

o	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

Item 14.	Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2015 and for fiscal year ended April 30, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2015 ($)	2014 ($)
Audit Fees	$3,800	3,800
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	3,800	3,800

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

/s/ Zongfeng Dai
Zongfeng Dai
President, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal
Accounting Officer)

Date: August 7, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zongfeng Dai	President, Secretary and Director	August 7, 2015
Zongfeng Dai	(Principal Executive Officer, Principal Financial Officer and
Principal
Accounting Officer)