Form 10-Q
period 2015-07-31
RAZOR RESOURCES INC
filed 2015-09-21
CIK 1333614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

101,305,000 common shares issued and outstanding as of July 31, 2015.

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.
( A Nevada Corporation)
Balance Sheets
July 31, 2015 (With Comparative Figures at April 30, 2015)
(Expressed in U.S. Dollars) (Unaudited)
	July 31, 2015	April 30, 2014
	(Unaudited)	(Unaudited)
ASSETS
Current

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued	161,119	157,950
TOTAL CURRENT LIABILITIES	161,119	157,950
Long Term Liability
Due to Subsidiary	-	429,012
Loan from Catalyst Capital	133,277	127,922
Loan from Shareholder and Director	442,463	442,463
TOTAL LIABILITIES	$ 736,859	$ 1,157,347

Non Controling Interest	-	-
Stockholders' Equity (Deficit)
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value
75,000,000 preferred shares at $0.001 par value
Issued and fully paid
101,305,000 common shares at par value of $0.001 per share	7,637	7,637
Additional paid in capital	853,652	853,652
Prior period adjustment	(302,567)	(302,567)
Deficit accumulated during the development stage	(1,295,581)	(1,716,069)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(736,859)	(1,157,347)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)

For the three months ended

	July 31, 2015	July 31, 2014
Revenues
Consulting Income		-
Other Income	-	-
General and Administrative Expenses
Professional Fees	$ 8,524	$ -
	$ 8,524	$ -

Loss from Operation	$ (8,524)	$ -

Other income
Loans written off	$ 429,012	$ -

Net loss from Consolidation Reporting

Net loss for the Period	$ 420,488	$ -

Net Loss Per Share
Basic and Diluted Loss per Share	-	-

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	For the three months ended
	July 31, 2015	July 31, 2014
Cash Provided by (Used for)
Operating Activities
Net Income for the period	$ 420,488	$ -
Prior period adjustment	-	$ -
Accounts payable and Accrued liabilities	3,169	-
Minority Interest	-	-
Equity Pickup from Investment in Subsidiary	-	-
Amortization	-	-
Net cash provided by (used in) operating activities	423,657	-

Financing Activities
(Repayments) Advances to/from Subsidiary	(429,012)	-
Loan from Catalyst Capital	5,355
Cash provided by financing activities	(423,657)	-

Cash Flow From Consolidation Reporting

Cash (decrease) increase during the year	-	-

Cash , Beginning of year	-	-

Cash, End of year	$ -	$ -

Supplemental Information

The accompanying notes are an integral part of these financial statements.

Accompanying Notes to Financial Statements

RAZOR RESOURCES INC.

(a Nevada Corporation)

Notes to Consolidated Financial Statements

July 31, 2015

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $ 1,295,581 to July 31, 2015. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

35

NOTE 4. CAPITAL STOCK

a) Stock and Option Compensation Plan

On April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at July 31, 2015.

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

A director has loaned the Company $442,463 (2010: $246,299) without interest and fixed term of repayment. The loan is unsecured.

Balance of loans from related party as of July 31, 2015 was $ 133,277.

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

As of July 31, 2015, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: September 18, 2015

/s/ Zongfeng Dai

Zongfeng Dai

President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)