Form 10-K/A
period 2014-04-30
RAZOR RESOURCES INC
filed 2015-10-15
CIK 1333614

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

Common Stock, par value of $0.00001
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 12, 2014 as $450,000.00 based on a $0.0045 bid/ask price for the Common Stock on August 12, 2014. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

101,305,000 shares of common stock issued & outstanding as of August 12, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This is the Amendment No. 1 to the Form 10-K (the "Amended Report") that was originally filed by Razor Resources Inc. (the "Company") for the period of the year ended April 30, 2014.  The original Form 10-K being amended was filed with the Securities and Exchange Commission (the "SEC") on the date of August 12, 2014 (the "Original Report").  This Amended Report is to correct the Original Report in regards to information on the disclosure of authorized share capital for Common Stock, Series A Preferred Shares, and Series B Preferred Shares.  Except as stated within the document or included in reference, there have been no other alterations made to that of the Original Report, where there have been no modifications or updates made in any way to the disclosures contained in the Original report.  Subsequently, this Amended should be read in conjunction with the Original Report and the Company's other SEC filings.

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

On November 23, 2007, our board of directors approved a 15 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. Our authorized capital increased from 70,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001 to 9,900,000,000 shares of common stock with a par value of $0.00001 and 10,000,000 shares of Series A preferred stock with a par value of $0.0001 and 90,000,000 shares of Series B preferred stock with a par value of $0.0001.

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

Respectfully,

/s/ David L. Hillary

David L. Hillary, Jr., CPA, CITP

Hillary CPA Group, LLC

Noblesville, Indiana

August 7, 2014

RAZOR RESOURCES INC.
( A Development Stage Company)
Balance Sheets

	April 30, 2014	April 30, 2013
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -
TOTAL CURRENT ASSETS	$ -	$ -
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued	$ -	$ -
TOTAL CURRENT LIABILITIES	$ -	$ -
Long Term Liability
Loan from Catalyst Capital	$ 419,376	$ 418,009
Loan from Shareholder and Director	$ 441,206	$ 441,206
TOTAL LIABILITIES	$ 860,582	$ 859,215

Stockholders' Deficit
Capital Stock
Authorized:
9,900,000,000 common shares at $0.00001 par value
10,000,000 Series A preferred shares at $0.0001 par value 90,000,000 Series B preferred shares at $0.0001 par value
Issued and fully paid
101,305,000 common shares at par value of $0.001 per share	$ 40,637	$ 40,637
Additional paid in capital	$ 518,084	$ 518,084
Deficit accumulated during the development stage	$ (1,419,303)	$ (1,417,936)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$ (860,583)	$ (859,215)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
( A Development Stage Company)
Statement of Operations

	For the three months ended	For the Year ended		February 15, 2002
	April 30	April 30	April 30	(Inception ) to
	2014	2014	2013	April 30, 2014
Revenues
Consulting Income	$ -	$ -	$ -	$ 8,000
Total Revenue	$ -	$ -	$ -	$ 8,000

General and Administrative Expenses
Rent	$ -	$ -	$ -	$ -
Investor Relations and Promotion	$ -	$ -	$ -	$ 13,960
Automobile Expense				$ -
Filing Fees			$ 12,200	$ 25,276
Professional Fees	$ 1,267	$ 1,367	$ 44,704	$ 507,648
Management Fees			$ 34,557	$ 63,055
Bank Service Charges				$ 2,789
Facilities Cost				$ 26,405
Office Costs				$ 51,757
Travel Costs				$ 141,050
Meals and Entertainment				$ 870
Registered Fees	$ -	$ -	$ -	$ 250
Mineral Property Cost	$ -	$ -	$ -	$ 2,500
Amortization	$ -	$ -	$ 10,200	$ 1,248
Other Operational Expenses	$ 100	$ 1,367	$ 27,564	$ 139
Equity Pickup from Investment in Subsidary	$ -	$ -	$ 34,557	$ 151,074
Total Expenses	$ 1,267	$ 1,367	$ 91,461	$ 988,021

Loss on Sale of Assets	$ -	$ -	$ -	$ 439,282

Net Income (Loss) for the Period	$ (1,267)	$ (1,367)	$ (91,461)	$ (1,419,303)

Net Loss Per Share	$ -	$ -	$ -	$ 0.01
Basic and Diluted Loss per Share	$ -	$ -	$ -	$ 0.01

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
( A Development Stage Company)
Statement of Cash Flows

February 15, 2002
	For the Three Months Ended		For the Year Ended		(Inception) to
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013	April 30, 2014
Cash Provided by (Used for) Operating Activities
Net loss for the period	$ (100)	$ (72,321)	$ (1,367)	$ (124,338)	$ 1,419,303
Changes in non-cash working capital items
Accounts payable and Accrued liabilities	$ -	$ -	$ -	$ -	$ -
	$ (100)	$ (72,321)	$ (1,367)	$ (124,338)	$ 1,419,303
Investing Activities
Investment in Subsidiary	$ -	$ -	$ -	$ -	$ (835,417)
Write off Investment	$ -	$ -	$ -	$ -	$ 835,417
Purchase of Equipment	$ -	$ -	$ -	$ -	$ (32,877)
Sale of Equipment	$ -	$ -	$ -	$ 32,877	$ 32,877
	$ -	$ -	$ -	$ 32,877	$ -

Financing Activities
(Repayments) Advances to/from Subsidiary	$ -	$ -	$ -	$ -	$ 429,012
Loss on Disposal of Asset	$ -	$ -	$ -	$ -	$ (429,012)
Capital stock subscribed	$ -	$ -	$ -	$ -	$ 40,637
Loan from Catalyst Capital	$ 100	$ 72,321	$ 1,367	$ 87,721	$ 419,376
Additional Paid up Capital	$ -	$ -	$ -	$ -	$ 518,084
Loan from Shareholder	$ -	$ -	$ -	$ -	$ 441,206
	$ 100	$ 72,321	$ 1,367	$ 87,721	$ 1,419,303

Cash (decrease) increase during the year	$ -	$ -	$ -	$ (3,740)	$ -
Cash , Beginning of period	$ -	$ -	$ -	$ 3,740	$ -

Cash, End of period	$ -		$ -

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
( A Development Stage Company)
Statements of Changes In Stockholder's Equity

				Deficit Accumulated
	Number of Common		Additional Paid In	During the	Total Stockholder's
	Shares	Capital at Par Value	Captial	Development Stage	Equity (Deficit)

Balance as April 30, 2011	101,305,000	$ 40,637	$ 518,084	$ 1,281,942	$ 723,221
Net Loss for the year ended April 30, 2012	-	$ -	$ -	$ (11,656)	$ (11,656)

Balance as April 30, 2012	101,305,000	$ 40,637	$ 518,084	$ 1,293,598	$ (734,877)
Net Loss for the year ended April 30, 2013	-	$ -	$ -	$ (124,338)	$ (124,338)

Balance as April 30, 2013	101,305,000	$ 40,637	$ 518,084	$ (1,417,936)	$ (859,215)
Net Loss for the year ended April 30, 2014	-	$ -	$ -	$ (1,367)	$ (1,367)

Balance as April 30, 2014	101,305,000	$ 40,637	$ 518,084	$ (1,419,303)	$ (860,582)

RAZOR RESOURCES INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2014

Note 1: Organization and Basis of Presentation

Razor Resources Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on February 23, 2001.

The Company was formed to pursue mineral exploration.

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

February 9, 2010. In accordance with the closing of the share exchange agreement, the Company issued

35,500,000 shares of its common stock to a former stockholder of Compania Minera in exchange for the acquisition of 99% of the issued and outstanding shares of Compania Minera. Also, pursuant to the terms of the share exchange agreement, certain stockholders of the Company cancelled 34,000,000 restricted shares of the Company’s common stock.

Compania Minera was organized on October 2, 1975 and recorded in the Honduran commerce register under number 1091-275, as a variable equity – Limited Liability Company for an undefined period of time, in accordance with Honduran law. On August 12, 2004, Compania Minera became a variable equity

–Joint-Stock company and recorded in the Honduran commerce register under number 98-566. Compania

Minera is based in Tegucigalpa and its major activity is the mining prospecting, exploring, exploding and commercialization as well as other related commercial activities.

The Company has received notification that the Company is in default of its Amended Stock Exchange

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Financial Statements and related disclosures as of April 30, 2014 are audited pursuant to the rules and regulations of the United States Securities and

Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Razor

Resources,” “we,” “us,” “our” or the “company” are to Razor Resources, Inc. and any subsidiaries.

The Company’s fiscal year ends April 30.

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

(income) net.

Note 2: Recent Accounting Pronouncements

The Company adopted the following FASB accounting standards upon inception.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities,

(“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-

11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented.

The adoption of ASU 2011-11 did not have a material impact on the Company’s financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements, (“ASU

2012-04”). This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company’s financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of

Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). This update clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210):

Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The Company is required to apply the amendments in ASU 2013-01 beginning January 1,

2013. The adoption of ASU 2013-01 by the Company did not have a material impact on the consolidated financial statements.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or

ASU, 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of

Accumulated Other Comprehensive Income. This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 was adopted January 1, 2013 and did not have a significant impact on our financial statements.

Note 3: Commitments and Contingencies

The Company neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officer and director are involved in other business activities and most likely will become involved in other business activities in the future.

Note 4: Legal Matters

The Company has no known legal issues pending.

Note 5: Related Party Transactions

On April 30, 2009, a stockholder loaned the Company $22,550 without interest or a fixed term of repayment. The loan was paid off during the year ended April 30, 2010.

A director has loaned the Company $441,206 without interest and fixed term of repayment. The loan is unsecured.

Catalyst Capital has provided the Company with ongoing funds to maintain minimum operations. The loan balance increases as necessary.

At 04/30/11 $318,632

At 04/30/12 $330,028

At 04/30/13 $418,009

At 04/30/14 $419,376

Note 6: Capital Stock

Stock Option Compensation Plan

On April 19, 2010, the Company approved a stock option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at April 30, 2014.

Issued and Outstanding

During the year ended April 30, 2008, the Company’s Board of Directors approved a 15 for one (1)

forward stock split of issued and outstanding shares of capital stock. The stock split increased the ed 70,000,000 shares of common stock with a par value of $0.001 to 1,050,000,000 shares of common stock with a par value of $0.001. The Company authorized 75,000,000 shares of preferred stock with a par value of $0.001. The issued and outstanding of common stock as of April 30, 2008 increased from 5,137,000 to 77,055,000.

During the year ended April 30, 2009, the Company issued 250,000 shares of common stock and cancelled 12,500,000 treasury common stocks. The issued and outstanding of common stock as at April

30, 2009 decreased from 77,055,000 to 64,805,000.

On February 9, 2010, the Company issued 35,500,000 shares of common stock at $0.01 per share to acquire 99% of the outstanding shares of Compania Minera Cerros Del Sur, S.A.

During the year ended April 30, 2010, the Company issued 1,000,000 shares of common stock at $0.50 per share with a non-brokered private placement for $500,000.

During the year ended April 30, 2013, the Company increased the authorized share capital to an aggregate of ten billion shares:

Note 7: Income Taxes

The Company uses the assets and liability method of accounting for income taxes in accordance with

FASB Topic 740 “Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The company has incurred significant losses that creates a deferred tax asset and thus does not make a provision for income taxes.

The Company’s statutory tax rate is 35%.

The Company does not have any material uncertainties with respect to its provisions for income taxes.

Note 8: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended April 30, 2014, the Company had an accumulated deficit of $1,419,303.00.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management has no formal plan in place to address these concerns, but believes that the Company will be able to obtain additional funds through equity financing and/or related party advances.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

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

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

·	our principal executive officer;

·	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2014 and 2013; and

·	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2014 and 2013,

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

Date: October 8, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zongfeng Dai	President, Secretary and Director	October 14, 2015
Zongfeng Dai	(Principal Executive Officer, Principal Financial Officer and
Principal
Accounting Officer)