Form 10-K/A
period 2015-04-30
RAZOR RESOURCES INC
filed 2015-11-12
CIK 1333614

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

101,305,000 shares of common stock issued & outstanding as of April 30, 2015

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This is the Amendment No. 1 to the Form 10-K (the "Amended Report") that was originally filed by Razor Resources Inc. (the "Company") for the period of the year ended April 30, 2015.  The original Form 10-K being amended was filed with the Securities and Exchange Commission (the "SEC") on the date of August 7, 2015 (the "Original Report").  This Amended Report is to correct the Original Report in regards to information on the disclosure of authorized share capital for Common Stock, Series A Preferred Shares, and Series B Preferred Shares.  Except as stated within the document or included in reference, there have been no other alterations made to that of the Original Report, where there have been no modifications or updates made in any way to the disclosures contained in the Original report.  Subsequently, this Amended should be read in conjunction with the Original Report and the Company's other SEC filings.

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm F-1
Consolidated Balance Sheet as at April 30, 2015 ( Unaudited) and April 30, 2014 ( Audited) F-2
Consolidated Statements of Operations for the year ended April 30, 2015 (Audited) and for the year ended April 30, 2014 (Audited) F-3
Consolidated Statements of Changes in Stockholders' Equity for the year ended April 30, 2015 (Unaudited) and for the year ended April 30, 2014 (Audited) F-4
Consolidated Statements of Cash Flows for the year ended April 30, 2015 (Unaudited) and for the year ended April 30, 2014 (Audited) F-5
Notes to the Financial Statements F-6

Report of Independent Registered Public Accountant

To the Board of Directors and Shareholders of:

Razor Resources Inc.

We have audited the accompanying balance sheets of Razor Resources, Inc. (a Nevada corporation) as of April 30, 2015, and the related statements of operations, stockholders' equity, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2015. The results of its operations and its cash flows are in conformity with U.S. generally accepted accounting principles.

We retain serious doubt that the company can continue as a going concern for the next twelve months unless additional capital can be obtained or revenues generated.

Respectfully,

/s/ David L. Hillary, Jr.

David L. Hillary, Jr., CPA, CITP

Indianapolis, Indiana

October 23, 2015

F-2 RAZOR RESOURCES INC. Balance Sheets (Audited)
	April 30, 2015	April 30, 2014
ASSETS

Current Assets
Cash and Cash Equivalents	$ -	$ -
TOTAL CURRENT ASSETS	$ -	$ -
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued	$ 1,901	$ -
TOTAL CURRENT LIABILITIES	$ 1,901	$ -
Long Term Liabilities
Loan from Catalyst Capital	$ 428,158	$ 419,376
Loan from Shareholder and Director	$ 441,206	$ 441,206
TOTAL LIABILITIES	$ 871,265	$ 860,582

Stockholders' Deficit
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value
75,000,000 preferred shares at $0.001 par value
Issued and fully paid
101,305,000 common shares at par value of $0.001 per share	$ 40,637	$ 40,637
Additional paid in capital	$ 518,084	$ 518,084
Deficit, accumulated during the exploration stage	$ (1,429,986)	$ (1,419,303)
TOTAL STOCKHOLDERS' DEFECIT	$ (871,265)	$ (860,582)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFECIT	$ -	$ -

See Accompanying Notes to Financial Statements

RAZOR RESOURCES INC. Statement of Operations
	For the Year Ended April 30, 2015	For the Year Ended April 30, 2014	February 15, 2002 (Inception) to April 30, 2015
Revenues
Consulting Income	$ -	$ -	$ 8,000
Total Revenue	$ -	$ -	$ 8,000

General and Administration Expenses
Investor Relations and Promotion	$ -	$ -	$ 13,960
Filing Fees	$ 5,700	$ -	$ 30,976
Professional Fees	$ 4,983	$ 1,367	$ 512,631
Management Fees	$ -	$ -	$ 63,055
Bank Service Charges	$ -	$ -	$ 2,789
Facilities Costs	$ -	$ -	$ 26,405
Office Costs	$ -	$ -	$ 51,757
Travel Costs	$ -	$ -	$ 141,050
Meals and Entertainment	$ -	$ -	$ 870
Registered Fees	$ -	$ -	$ 250
Mineral Property Cost	$ -	$ -	$ 2,500
Amortization	$ -	$ -	$ 1,248
Other Operational Expenses	$ -	$ -	$ 139
Equity Pickup from Investment in Subsidiary	$ -	$ -	$ 151,074
Total Expenses	$ 10,683	$ 1,367	$ 998,704

Loss on Sale of Assets	$ -	$ -	$ 439,282

Net Income (Loss) for the Period	$ (10,683)	$ (1,367)	$ (1,429,986)

Net Income (Loss) Per Share	$ (0.0001)	$ (0.0000)	$ (0.0141)
Basic and Diluted Loss per Share	$ (0.0001)	$ (0.0000)	$ (0.0141)

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000	101,305,000

See Accompanying Notes to Financial Statements

RAZOR RESOURCES INC. Statement of Cash Flow
	For the Year Ended April 30, 2015	For the Year Ended April 30, 2014	February 15, 2002 (Inception) to April 30, 2015
Cash Provided by (Used for) Operating Activities
Net Loss for the period	$ (10,683)	$ (1,367)	$ (1,429,986)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	$ 1,901	$ -	$ 1,901
	$ (8,782)	$ (1,367)	$ (1,428,085)

Investing Activities
Investment in Subsidiary	$ -	$ -	$ (835,417)
Write off of Investment	$ -	$ -	$ 835,417
Purchase of Equipment	$ -	$ -	$ (32,877)
Sale of Equipment	$ -	$ -	$ 32,877
	$ -	$ -	$ -

Financing Activities
(Repayments) Advances to/from Subsidiary	$ -	$ -	$ 429,012
Loss on Disposal of Asset	$ -	$ -	$ (429,012)
Capital stock subscribed	$ -	$ -	$ 40,637
Loan from Catalyst Capital	$ 8,782	$ 1,367	$ 428,158
Additional Paid up Capital	$ -	$ -	$ 518,084
Loan from Shareholder	$ -	$ -	$ 441,206
	$ 8,782	$ 1,367	$ 1,428,085

Cash increase (decrease) during the period	$ -	$ -	$ -
Cash (Bank indebtedness), Beginning of period	$ -	$ -	$ -

Cash (Bank indebtedness), End of period	$ -	$ -	$ -

See Accompanying Notes to Financial Statements

RAZOR RESOURCES INC. Statement of Changes in Stock Holder’s Equity From February 15, 2002 (Inception) to April 30, 2015 (Audited)
	Number of Common Shares	Capital at Par Value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholder's Equity (Deficit)

Balance as April 30, 2011	101,305,000	$ 40,637	$ 518,084	$ (1,281,942)	$ (723,221)

Net Loss for the year ended April 30, 2012	-	-	-	$ (11,656)	$ (11,656)

Balance as April 30, 2012	101,305,000	$ 40,637	$ 518,084	$ (1,293,598)	$ (734,877)

Net Loss for the year ended April 30, 2013	-	-	-	$ (124,338)	$ (124,338)

Balance as April 30, 2013	101,305,000	$ 40,637	$ 518,084	$ (1,417,936)	$ (859,215)

Net Loss for the year ended April 30, 2014	-	-	-	$ (1,367)	$ (1,367)

Balance as April 30, 2014	101,305,000	$ 40,637	$ 518,084	$ (1,419,303)	$ (860,582)

Net Loss for the year ended April 30, 2015	-	-	-	$ (10,683)	$ (10,683)

Balance as April 30, 2015	101,305,000	$ 40,637	$ 518,084	$ (1,429,986)	$ (871,265)

See Accompanying Notes to Financial Statements

RAZOR RESOURCES INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2015

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Company’s financial statements.

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

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 was adopted January 1, 2013 and did not have a significant impact on the financial statements.

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

At 04/30/15 $428,158

Note 6: Capital Stock

Stock Option Compensation Plan

On April 19, 2010, the Company approved a stock option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock.

There were no stock options issued as at April 30, 2015.

Issued and Outstanding

During the year ended April 30, 2008, the Company’s Board of Directors approved a 15 for one (1) forward stock split of issued and outstanding shares of capital stock. The stock split increased the authorized 70,000,000 shares of common stock with a par value of $0.001 to 1,050,000,000 shares of common stock with a par value of $0.001. The Company authorized 75,000,000 shares of preferred stock with a par value of $0.001. The issued and outstanding of common stock as of April 30, 2008 increased from 5,137,000 to 77,055,000.

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

For the period ended April 30, 2015, the Company had an accumulated deficit of $1,429,986.00.

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

Date:November 10, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zongfeng Dai	President, Secretary and Director	November 10, 2015
Zongfeng Dai	(Principal Executive Officer, Principal Financial Officer and
Principal
Accounting Officer)