Form 10-Q
period 2015-10-31
RAZOR RESOURCES INC
filed 2015-12-14
CIK 1333614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

101,305,000 common shares issued and outstanding as of October 31, 2015.

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

RAZOR RESOURCES INC.
( A Development Stage Company)
Balance Sheets

	October 31, 2015	April 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -
TOTAL CURRENT ASSETS	$ -	$ -
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued	$ 6,600	$ 1,901
TOTAL CURRENT LIABILITIES	$ 6,600	$ 1,901
Long Term Liability
Loan from Catalyst Capital	$ 433,853	$ 428,158
Loan from Shareholder and Director	$ 441,206	$ 441,206
TOTAL LONG TERM LIABILITIES	$ 875,059	$ 869,364

TOTAL LIABILITIES	$ 881,659	$ 871,265

Stockholders' Deficit
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value
75,000,000 preferred shares at $0.001 par value
Issued and fully paid
101,305,000 common shares at par value of $0.001 per share	$ 40,637	$ 40,637
Additional paid in capital	$ 518,084	$ 518,084
Deficit accumulated during the development stage	$ (1,440,380)	$ (1,430,086)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$ (881,659)	$ (871,365)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
( A Development Stage Company)
Statement of Operations

	For Three Month Ended		For Six Month Ended
	October 31,	October 31,	October 31,	October 31,
	2015	2014	2015	2014
Revenues
Income	$ -	$ -	$ -	$ -
Total Revenue	$ -	$ -	$ -	$ -

General and Administrative Expenses
Professional Fees	$ 1,530	$ 1,400	$ 10,783	$ 1,400
Filing Fees	$ 340	$ -	$ -	$ -
Equity Pickup from Investment in Subsidary	$ -	$ -	$ -	$ -
Total Expenses	$ 1,870	$ 1,400	$ 10,783	$ 1,400

Loss on Sale of Assets	$ -	$ -	$ -	$ -

Net Income (Loss) for the Period	$ (1,870)	$ (1,400)	$ (10,783)	$ (1,400)

Net Loss Per Share	$ -	$ -	$ -	$ -
Basic and Diluted Loss per Share	$ -	$ -	$ -	$ -

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements.

RAZOR RESOURCES INC.
( A Development Stage Company)
Statement of Cash Flows

For Six Months Ended
	October 31, 2015	October 31, 2014
Cash Provided by (Used for) Operating Activities
Net loss for the period	$ (10,394)	$ (1,400)
Changes in non-cash working capital items
Accounts payable and Accrued liabilities	$ 4,699	$ -
	$ (5,695)	$ 1,400

Financing Activities
(Repayments) Advances to/from Subsidiary	$ -	$ -
Loss on Disposal of Asset	$ -	$ -
Capital stock subscribed	$ -	$ -
Loan from Catalyst Capital	$ 5,695	$ -
Additional Paid up Capital	$ -	$ -
Loan from Shareholder	$ -	$ -
	$ 5,695	$ -

Cash (decrease) increase during the year	$ -	$ -
Cash , Beginning of period	$ -	$ -

Cash, End of period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Accompanying Notes to Financial Statements

RAZOR RESOURCES INC.

(a Nevada Corporation)

Notes to Consolidated Financial Statements

October 31, 2015

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $1,440,380 to October 31, 2015. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

NOTE 4. CAPITAL STOCK

a) Stock and Option Compensation Plan

On April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at October 31, 2015.

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

Balance of loans from related party as of October 31, 2015 was $ 133,277.

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

Caution About Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2015. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company experienced general and administration expenses of $10,783 and $1,400 for the six months ended October 31, 2015 and 2014, respectively. The increase in general and administration expenses for this period are attributed to an increase in professional fees.

The company experienced a net loss of $10,783 and $1,400 for the six month period ended October 31, 2015 and 2014 respectively.

Liquidity and Capital Resources

During the six month period ended October 31, 2015, the Company had no working capital needs. As of October 31, 2015, the Company has cash on hand in the amount of $nil. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of October 31, 2015, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: December 13, 2015

/s/ Zongfeng Dai

Zongfeng Dai

President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)