Form 10-Q
period 2016-01-31
RAZOR RESOURCES INC
filed 2016-03-16
CIK 1333614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-51973

You Han Data Tech Company Ltd.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

N/A

(IRS Employer Identification No.)

8-5-128 Jichexiaoqu, Chanchun, Jilin, China

(Address of principal executive offices) (Zip Code)

949-419-6588

(Registrant's telephone number, including area code)

Razor Resources Inc.

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

212,610 common shares issued and outstanding as of March 15, 2016.

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

You Han Data Tech Company Ltd.
Formerly Known as Razor Resources Inc.
( A Nevada Corporation)
Balance Sheets
as January 31, 2016 and April 30, 2015
(Expressed in U.S. Dollars) (Unaudited)
	January 31, 2016	April 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Indebtedness	$ -	$ -
Accounts payable and accrued	8,917	1,901
Other accounts payable	-	-
TOTAL CURRENT LIABILITIES	8,917	1,901
Long Term Liability
Loan from Catalyst Capital	434,222	428,158
Loan from Shareholder and Director	441,206	441,206
TOTAL Long Term Liability	875,428	869,364

TOTAL LIABILITIES	$ 884,345	$ 871,265

Non Controling Interest	-	-
Stockholders' Equity (Deficit)
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value
75,000,000 preferred shares at $0.001 par value
Issued and fully paid
101,305,000 common shares at par value of $0.001 per share	40,637	40,637
Additional paid in capital	518,084	518,084
Deficit accumulated during the development stage	(1,443,066)	(1,429,985)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(884,345)	(871,265)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

You Han Data Tech Company Ltd.
Formerly Known as Razor Resources Inc.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	January 31	January 31	January 31	January 31
	2016	2015	2016	2015
Revenues
Consulting Income	-	-	-	-
Other Income	-	-	-	-
General and Administrative Expenses
Professional Fees		2,883	12,290	4,283
Legal Expenses	450		450
Filing Fees	-	-	340	-
Equity Pickup from Investment in Subsidary	-	-	-	-
	$ 450	$ 2,883	$ 13,080	$ 4,283

Loss from Operation	(450)	(2,883)	(13,080)	(4,283)

Other income (loss)
Loss from disposal of investment in equity	-	-	-	-

Minority Interest

Net loss for the Period	(450)	(2,883)	(13,080)	(4,283)

Net Loss Per Share
Basic and Diluted Loss per Share	-	(0.0000)	-	(0.0000)

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements.

You Han Data Tech Company Ltd.
Formerly Known as Razor Resources Inc.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	January 31	January 31
	2016	2015
Cash Provided by (Used for)
Operating Activities
Net loss for the period	$ (13,080)	$ (4,283)
Changes in non-cash working capital items
Accounts payable and Accrued liabilities	7,016	4,283
Net cash provided by (used in) operating activities	(6,064)	-

Net Changes in non-cash working capitalism

Investing Activities
	-	-

Financing Activities

(Repayments) Advances to/from Subsidiary	-
Capital stock subscribed	-
Loan from Catalyst Capital	6,064	-
Additional Paid in Capital	-
Loan from Shareholder / Director	-
Cash provided by financing activities	6,064	-

Cash Flow From Consolidation Reporting

Cash (decrease) increase during the year	-	-

Cash , Beginning of year	-

Cash, End of year	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Accompanying Notes to Financial Statements

You Han Data Tech Company Ltd.

(a Nevada Corporation)

Notes to Consolidated Financial Statements

January 31, 2016

(Unaudited)

(Expressed in U.S. Dollars)

1. BUSINESS OPERATIONS

You Han Data Tech Company Ltd. (the “Company”) was incorporated on February 23, 2001 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is February 15, 2002 and the fiscal year end of the Company is April 30.

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

You Han Data Tech Company Ltd. (the Company) has received notification that the Company is in default of its Amended Stock Exchange Agreement (the Agreement) dated November 26, 2010 between the Company, Compania Minera Cerros Del Sur S.A. (Cerros) and Mayan Gold, Inc. (Mayan). The Company was not successful in its efforts to raise the necessary funds as stipulated in the Agreement and therefore the Company is technically in default with Cerros and Mayan. In the event of a termination of the Agreement, the Company will effectively lose the majority of its ownership of the Clavo Rico mine which is the only asset of the Company. The Company is currently in discussions with Mayan and Cerros to renegotiate this matter. There can be no assurances the Company will be successful in retaining its ownership of the asset.

On March 4, 2016, the Company changes its name from Razor Resources, Inc. to You Han Data Tech Company Ltd.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $1,443,066 to January 31, 2016. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements for You Han Data Tech Company Ltd. have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

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

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

	January 31,	January 31,
	2016	2015
Buildings	$-0-	$0
Mining-machinery and equipment	-0-	0
Vehicles	-0-	0
Office equipment and furniture	-0-	0
Concessions	-0-	0
	-0-	0
Less: Accumulated depreciation	-0-	0
	-0-	0
Land	-0-
Net property, Plant and Equipment	$-0-	$0

NOTE 4. CAPITAL STOCK

a) Stock and Option Compensation Plan

On April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at January 31, 2016.

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

On June 25, 2015, the Company amended its Articles of Incorporation to increase the number of authorized capital shares to an aggregate of Ten Billion (10,000,000,000) shares, of which Nine Billion, Nine Hundred Million (9,900,000,000) were designated as Common Stock, par value $0.00001 per share, Ten Million (10,000,000) were designated as Series A Preferred Stock, par value $0.0001 per share and Ninety Million (90,000,000) were designated as Series A Preferred Stock, par value $0.0001 per share.

On March 5, 2015, the Company amended its Articles of Incorporation to reduce the number of authorized capital shares to an aggregate to Two Hundred Million (200,000,000) shares, of which One Hundred and Ninety Five Million (195,000,000) were designated as Common Stock, par value $0.001 per share, and Five Million (5,000,000) were designated as Preferred Stock, par value $0.001 per share.

On March 4, 2016, the Company effectuate a one-for-five hundred reverse stock split and pursuant to this corporate action, 212,610 shares of the Company’s Common Stock are outstanding.

NOTE 5. LOAN FROM STOCKHOLDERS AND RELATED PARTY TRANSACTIONS

As at April 30, 2009, a stockholder has loaned the Company $22,550 without interest and fixed term of repayment. The loan was paid off in the year ended April 30, 2010.

A director has loaned the Company $442,463 (2010: $246,299) without interest and fixed term of repayment. The loan is unsecured.

Balance of loans from related party as of January 31, 2016 was $ 133,277.

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

The following discussion and analysis provides information which management of You Han Data Tech Company Ltd. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution About Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2015. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Our common stock is quoted on the OTC Bulletin Board. Beginning on March 4, 2015, the Company’s trading symbol will be temporarily changed to “RZORD” for a period of twenty business days, after which the symbol will revert to “YHDT”

We were incorporated on February 23, 2001 under the laws of the state of Nevada, in order to be in the business of mineral property exploration. We have been an exploration stage company engaged in the acquisition of mineral claims and exploration of mineral property since inception.

Currently, the Company is actively seeking other mining opportunities. The Company is currently evaluating properties in various regions of China.

Results of Operations

The Company experienced general and administration expenses of $13,080 and $4,283 for the nine months ended January 31, 2016 and 2015, respectively. The increase in general and administration expenses for this period are attributed to an increase in professional fees.

The company experienced a net loss of $13,080 and $4,283 for the nine month period ended January 31, 2016 and 2015 respectively.

Liquidity and Capital Resources

During the nine month period ended January 31, 2016, the Company had no working capital needs. As of January 31, 2016, the Company has cash on hand in the amount of $nil. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of January 31, 2016, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

You Han Data Tech Company Ltd. (Registrant)

Dated: March 15, 2016

/s/ Zongfeng Dai

Zongfeng Dai

President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)