Form 10-Q
period 2016-10-31
You Han Data Tech Co Ltd.
filed 2016-12-13
CIK 1333614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

212,610 common shares issued and outstanding as of October 31, 2016.

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

YOU HAN DATA TECH COMPANY LTD.
Formerly Known as Razor Resources Inc.
( A Nevada Corporation)
Balance Sheets
(Expressed in U.S. Dollars) (Unaudited)

	October 31, 2016	April 30, 2016
	(Unaudited)	(Unaudited)
ASSETS
Current

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Indebtedness	$ -	$ -
Accounts payable and accrued	9,679	9,404
Other accounts payable	-	-
TOTAL CURRENT LIABILITIES	9,679	9,404
Long Term Liability
Loan from Catalyst Capital	434,222	434,222
Loan from Shareholder and Director	441,206	441,206
TOTAL Long Term Liability	875,428	875,428

TOTAL LIABILITIES	$ 885,107	$ 884,832

Non Controling Interest	-	-
Stockholders' Equity (Deficit)
Capital Stock
Authorized:
1,050,000,000 common shares at $0.001 par value
75,000,000 preferred shares at $0.001 par value
Issued and fully paid
101,305,000 common shares at par value of $0.001 per share	40,637	40,637
Additional paid in capital	518,084	518,084
Deficit accumulated during the development stage	(1,443,828)	(1,443,553)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(885,107)	(884,832)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

YOU HAN DATA TECH COMPANY LTD.
Formerly Known as Razor Resources Inc.
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31	October 31	October 31	October 31
	2016	2015	2016	2015
Revenues
Consulting Income	-	-	-	-
Other Income	-	-	-	-

General and Administrative Expenses
Professional Fees	275	3,766	275	12,290
Legal Expenses	-
Filing Fees	-	340		340
Equity Pickup from Investment in Subsidary	-	-	-	-
	$ 275	$ 4,106	$ 275	$ 12,630

Loss from Operation	(275)	(4,106)	(275)	(12,630)

Other income (loss)
Loss from disposal of investment in equity	-	-	-	-

Minority Interest

Net loss for the Period	(275)	(4,106)	(275)	(12,630)

Net Loss Per Share
Basic and Diluted Loss per Share	-	-	-	-

Weighted Average Number of Shares Outstanding	101,305,000	101,305,000	101,305,000	101,305,000

The accompanying notes are an integral part of these financial statements.

YOU HAN DATA TECH COMPANY LTD.
Formerly Known as Razor Resources Inc.
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31	October 31	October 31	October 31
	2016	2015	2016	2015
Cash Provided by (Used for)
Operating Activities
Net loss for the period	$ (275)	$ (4,106)	$ (275)	$ (12,630)
Changes in non-cash working capital items
Accounts payable and Accrued liabilities	275	3,766	275	6,935
Net cash provided by (used in) operating activities	-	(340)	-	(5,695)

Net Changes in non-cash working capitalism

Investing Activities
	-	-	-	-

Financing Activities

(Repayments) Advances to/from Subsidiary	-		-
Capital stock subscribed	-		-
Loan from Catalyst Capital	-	340	-	5,695
Additional Paid in Capital	-		-
Loan from Shareholder / Director	-		-
Cash provided by financing activities	-	340	-	5,695

Cash Flow From Consolidation Reporting

Cash (decrease) increase during the year	-	0	-	-

Cash , Beginning of year	-		-

Cash, End of year	$ -	$ 0	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Accompanying Notes to Financial Statements

You Han Data Tech Company Ltd.

(a Nevada Corporation)

Notes to Consolidated Financial Statements

October 31, 2016

(Unaudited)

(Expressed in U.S. Dollars)

NOTE 1. BUSINESS OPERATIONS

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

On March 4, 2016, the Company changes its name from Razor Resources, Inc. to You Han Data Tech Company Ltd.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $1,443,828 to October 31, 2016. This factor creates doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business, and management proposes to develop plans to continue the business as a going concern.

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

NOTE 4. CAPITAL STOCK

a) Stock and Option Compensation Plan

On April 19, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its directors, officers, employees and consultants. Pursuant to which the Company is authorized to issue options to acquire up to 8,000,000 shares of the Company’s common stock. There were no stock options issued as at October 31, 2016.

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

Balance of loans from related party as of October 31, 2016 was $ 133,277.

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

Results of Operations

The Company experienced general and administration expenses of $275 and $4,106 for the three months ended October 31, 2016 and 2015, respectively. The decrease in general and administration expenses for this period are attributed to a decrease in professional fees. The general and administration expenses are $275 and $12,630 for six months ended October 31, 2016 and 2015, respectively.

The company experienced a net loss of $275 and $4,106 for the three month period ended October 31, 2016 and 2015 respectively.

Liquidity and Capital Resources

During the three month period ended October 31, 2016, the Company had no working capital needs. As of October 31, 2016, the Company has cash on hand in the amount of $nil. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of October 31, 2016, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: December 12, 2016

/s/ Meng Hao

Meng Hao

President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)